Form 10-K
period 2008-12-31
CALIBRUS, INC.
filed 2009-04-15
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-53408

Calibrus, Inc.

(Exact name of registrant as specified in charter)

                                      Nevada                                                                       86-0970023

                                   State or other jurisdiction of                                           (I.R.S. Employer I.D. No.)

                                  incorporation or organization

1225 West Washington Street, Suite 213, Tempe, AZ                                   85281

       (Address of principal executive offices)                                                (Zip Code)

                                                       Issuer's telephone number, including area code: (602) 778-7500

                                                            Securities registered pursuant to section 12(b) of the Act:

                                               Title of each class                 Name of each exchange on which registered

                                                       None                                                                 N/A

                                                         Securities registered pursuant to section 12(g) of the Act:

                                                           Common Stock, $0.001 par value

                                                                                          (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [  ] No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [  ] No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                  Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                                                                                                             [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐             Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                        Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant's shares are currently not trading.

As of March 31, 2009, the Registrant had 6,794,600 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

                                                                                               PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

Overview

Calibrus, Inc. is a technology based Hosted Business Solutions provider established in 1999.  Calibrus provides Third Party Verification (TPV) Services, Hosted Call Recording Services and Interactive Voice Response/Voice Recognition Unit (IVR/VRU) Services to some telecom, cable and insurance companies.  We estimate that we have processed over 50 million live agent calls/recordings and 5 million IVR calls/recordings to date serving these companies.  With over 160 employees, the latest equipment and in-house designed software and solutions, we are the hosted solution company that companies can trust with their data.

Our technology provides us with the ability to provide fully-integrated live voice, data, and automated services and combinations of services out of a unified platform.  Our system’s processes and functionality allow our IT staff to easily design and build systems that satisfy client’s process requirements.  Using our technology has allowed us to develop and build customized web-based solutions incorporating call recording, “click to call” and voice message broadcast functionality.

Calibrus Products and Services

Calibrus Hosted Third Party Verification (TPV) Services

Calibrus' Third Party Verification service is easy to use and offers both Live Operator and IVR/VRU Third Party Verification services.  Calibrus’ Live Operators process thousands of TPV calls daily.  To date, Live Operator TPV has been the solution of choice for several of our largest customers.  Live operators offer the best customer experience and typically higher success rates over IVR/VRU solutions.  Our Automated IVR (Interactive Voice Response) solution offers a low-cost alternative to a live voice agent while ensuring compliance with both FCC and State PUC (Public Utility Commission) Third Party Verification requirements. Our IVR systems feature intuitive scripting to automatically ensure the correct questions are asked. Our custom IVR solutions enable client’s customers to easily opt-out to a live agent at any time if they require personal attention.

What is Third Party Verification?

Third Party Verification is the confirmation of a customer’s order by an independent third party.  This process protects both the customer and the company selling services from fraud and slamming/cramming of products onto their lines.  Once the sale has been made the customer is transferred to an independent Third Party, such as Calibrus, that will read a pre-determined script to which the customer will answer yes or no.

In 1996, the Federal Communications Commission, FCC, enacted the Telecommunications Act which forced the Regional Bell Operating Companies to open their lines to competition.  Accordingly, telecom companies were required to allow competitors to lease their lines and provide service to customers at a rate set by each individual State’s Utility

Commission.  This was to promote competition and help new competitors compete with the larger telecom companies on a level playing field.  Unfortunately, this led to another phenomena called slamming, customers being switched from one company to another without their approval, and sometimes without any knowledge whatsoever until they received their bill.

In response to slamming, legislation was enacted that required companies that were changing a customer’s dial tone or long distance to their services would have to first obtain the customer’s approval in one of three ways:

    A written and signed Letter of Authorization indicating that customer agrees to the change.

    An automated or live agent independent third party that the customer is transferred to for the verification.

    An electronic Signature on an electronic Letter of Authorization, usually done on websites.

Calibrus fulfills the second requirement, providing both automated IVR/VRU and Live Agent Third party Verifications Services for our clients.

Automated IVR/VRU Service Highlights

    Dual Channel Recording to Eliminate the Loss of Interactions/Customer Statements

•

    Very Low Implementation and Ongoing Cost

•

    Simple to Set Up, Implement and Launch

•

    Close to Real-Time Call Record and File Retrieval and Posting

•

    Dedicated Management and IT Resources, 24/7 Availability

•

    Superior Value and Cost Competitive IVR Services

Our automated IVR verification method provides customers with a pre-determined script to comply with each client’s unique verification requirements.  The following diagram demonstrates our basic Automated IVR Process Method:

Calibrus Automated IVR Process Method

The Sales Process	Conference To Calibrus IVR	IVR Verification Phase

Agent
Customer
Calibrus
TPV - IVR
Calibrus
TPV Agent
Customer

1	2	3
The Sales Agent Takes The Order, Then Transfers To The Calibrus IVR	An Immediate Connection To The Calibrus IVR	The IVR Prompts The Customer Through The Verification Process With Opt-Out Options.

Our Automated IVR/VRU TPV services are priced on per transaction or per minute usage.

Live Operator TPV

In addition to our automated TPV services, we also offer Live Operator TPV Service.  When customers want to provide live interactions with ultimate flexibility, our Live Operator Services can be used in conjunction with our automated TPV services or as a stand alone service.  Customers that select our Live Operator service offering will see several benefits, such as:

•

    Better Customer Experience

•

    Superior Universal Language Coverage (i.e. Spanish, Chinese, Japanese, Korean, etc.)

•

    Documented Higher Success Rates (success rates average over 96%)

•

    Higher Success Rates Mean:

o

        Less Back Room Clean-up Expense

o

        Fewer Lost Sales due to Non-Verified TPV’s

•

    Close to Real-Time Call Record and File Retrieval and Posting

•

    Cost Competitive Live Operator Answering Service

Calibrus has developed a TPV process that allows for a very efficient transfer of data from a sales agent to a Calibrus Live Operator.  This process reduces call lengths, agent errors, and TPV costs.  The following is a diagram of our Live Operator TPV Process Method.

Our Live Operator Third Party Verification solution helps our customers meet compliance requirements and improve their overall business processes.   TPV revenue accounted for 91.4% of the Company’s total revenue.  For 2008, 93% of our TPV revenue was derived from Live Operator services and 7% was derived IVR/VRU services.  Our TPV services are priced on per transaction or per minute usage.

VOIP Verifications

Calibrus Live Agent VOIP Verifications provide a solution for customers that want to provide live interactions with the ultimate flexibility.  Automated IVR Verifications is a low-cost alternative to a live voice agent that still complies with both FCC and State PUC Third Party Verification requirements.  Intuitive scripting ensures the correct questions are automatically asked.  Customers can easily opt-out to a live agent at any time if they require personal attention.

Hosted Call Recording

Calibrus’ Call Recording service is easy to use and cost-effective and offers a number of features necessary for a superior call recording solution.  Calibrus’ Hosted Call Recording solutions are an alternative for companies that do not wish to invest in expensive hardware, maintenance and support of a state-of-the-art call recording system.

Our Hosted Call Recording Features include:

    All Inclusive Pay-As-You-Go Pricing Model by the Minute or by the Transaction/Call

•

    No Maintenance, Upgrade, Programming, Site/Seat Licensing or Change Fees

•

    Call Record & File Access 24/7 Via a Secured Website for Easy Retrieval

•

    Customized Reporting Options

•

    High Quality Recording with Redundant Systems and Disaster Recovery

•

    Compatible and Flexible Process can be used with Virtually Any System

•

    Optional Quality Control Monitoring and Evaluation Services

Hosted Call Recording for the Insurance Industry

Our call recording solution assists insurance companies to record and retain valuable, mission critical conversations that occur during claim statements and interviews, while, we believe, improving efficiencies and reducing costs in the claims process.

Calibrus’ recording process is easy to use, secure and completely customizable.  Insurance adjusters can set up a call and start recording quickly without expensive equipment.  The Calibrus system ties important information for the claim, claim number, interviewee name, and other information to the file so customers can sort it later.  The adjustor dials into Calibrus and records the conversation with the claimant and simply hangs up when finished.  The recording will be processed and available within minutes after the call is finished and accessible via the reporting website.  If necessary, Calibrus can send a confirmation email to the adjuster that includes a hyperlink to the recording for easy retrieval.

Once the recording has ended a secure password protected web-based reporting website allows claims managers, compliance officers and executives to access the recordings of the claim statements and interviews in seconds.  Indexing of the data such as claim number, insured name, interviewee name, and adjuster ID allows authorized individuals the ability to search on things such as claim number and find all associated recordings for that claim.  The reporting website serves as a quality assurance and management tool as well, providing the ability to pull up all recordings for an adjuster ID, and listen to every call that a particular adjuster did that day.

For independent/contracted adjusters out in the field, Calibrus has developed an upload tool to provide insurance companies with the ability to combine all of their digital claims recordings, whether done internally or externally by contracted companies, into one database.  The Calibrus upload capability allows external adjustors/interviewers to record interviews “on the street” and then upload them to the Calibrus database using a secure web portal.  Independent adjusters can use any handheld recorder that can download a recording into a .wav file format onto their computers.

The upload process is very simple to use:  Access the secure web portal, enter in the information into the portal  to be tied to the recording, mark the “Upload” existing file checkbox, identify the file and hit submit.  The file is then uploaded into the Claims

Recording Database and is then available to pull in the reporting website. Calibrus offers insurance companies the ability to switch to a hosted solution without having to invest heavily into an internal recording solution.  By using our hosted solution customers forgo having to invest in hardware, software, site licenses, continuous upgrades, storage facilities and dedicated IT support.  We handle all of that for our customers, and  get a recording solution in place within weeks.  Other benefits of using our solution are immediate access for playback of the recorded statement, back up redundancy of the digital .wav file for security purposes, enhanced call tracking and data analysis, ability by managers to quickly review calls and provide coaching easily, and customizable report capabilities.   For 2008, 8.6% of our total revenue was derived from Call Recording services.

Voice Message Broadcasting (VMB)

Our web-based voice message broadcasting solution has the ability to contact hundreds to thousands of people in seconds.  We can create dialing parameters based upon dialing lists, the message to be sent and the times to call out on, which can be adjusted to fit time zones across the nation.  Customers can broadcast caller id and change and record their message in a matter of minutes.

Our voice message broadcasting programs can assist in:

    Retail Sales Alerts

•

    Thank You Messages

•

    Direct Customers to your Website

•

    Relationship calls – Happy Birthday, Anniversary, etc.

•

    Political Campaigns – Get out to Vote

•

    Customer Loyalty Campaigns to Repeat Customers

•

    Meeting/Conference Notifications

•

    Fundraising

•

    Sports Team Advertising

•

    School and Emergency Notifications

Calibrus Click-To-Call Services “ClickTalk”

Calibrus “ClickTalk”  service allows customers to put a button or icon on a website or web-listing that will allow customers to contact others by telephone automatically and anonymously.  The “ClickTalk” functionality has a variety of uses:

·

    Call Tracking

•

    Lead Generation

•

    Save Sales on Cancellations

•

    Online Phone Surveys

•

    Real Estate Listings

When someone presses the Calibrus “ClickTalk” button a pop up appears so that they can enter their phone number.  Once a phone number is entered and they hit the submit button, the Calibrus system places an outbound call to them and once they have answered our system places a second call to a pre-programmed number and connects you with the customer.

Call Center Services

Calibrus, Inc. has been delivering call center services since 1999 to large and small businesses.  Calibrus live operator agents can provide call center services to customers who want to grow their business or handle temporary, seasonal or overflow volume.

Several call center services Calibrus can provide are:

Outbound                                                              Inbound

Cold Calls                                                             Customer Support/Help Desk

Outbound Telemarketing                                   Order Taking/Fulfillment

Phone Surveys                                                    Answering Service

Lead Qualifying                                                   Sales Verifications

Direct Mail Follow up                                         Seminar Sign-up

Fundraising

Political Campaigns

Internet Sales Verifications

Collections

SpeechTrack.com

Calibrus has developed a hosted call recording utility that anyone can use from any phone.  Through the SpeechTrack.com website anyone can record a phone conversation whether they are at work, home or on a cell phone.  SpeechTrack enables phone conversations to be recorded easily, and securely, at a low per minute cost.  SpeechTrack is an ideal solution for any individual, independent professional or small business owner.  SpeechTrack is a hosted solution that requires no hardware or software to be purchased.  SpeechTrack can also be used for dictation purposes.  Customers can access their recordings online on SpeechTrack’s secure website.  Customers can add notes to the recording file to keep track of their calls and they can also download the recordings to their computer.  Our plan is to market SpeechTrack.com to small to midsize businesses and individual professionals through several different marketing channels, including internet advertising, radio ads, forums, blogs and traditional print media.

Businesses and individuals use SpeechTrack for:

Staffing and Training

Protection/Disputes/Resolution – Prove “who said what” in a dispute

Confirmation of Agreements or Document Replacement

Compliance

Best Practice/Advice or Instructions

SpeechTrack users use our service for a myriad of purposes.  Below is a partial list of just some of the type of independent professionals/small business owners that may utilize Speechtrack.

Attorneys

Accountants

Contractors/Vendors

Doctors

Executive Coaching

Service Providers

Sales Professionals

Private Investigators

Project Manager/Coordinators

Insurance Agents

Mortgage/Financial Brokers

Conference Calls

Market Researchers

Technology

Using software based PBX (public exchange system – best known as a telephone switch), ACD (automated call distribution), network equipment, data storage arrays, and servers; we have developed object oriented software application building blocks and relational databases. Because we record every verification conversation digitally, our system allows clients to be actively involved in monitoring and managing our services through secure Internet sites, VPN (virtual private networks), and dedicated point-to-point connectivity. By allowing near real time review of data and verification conversations, this infrastructure allows our clients to actively participate in the management of their programs.  We virtually eliminate data errors because the majority of the data is transferred electronically.

Redundancy and Safeguards

Calibrus has worked diligently to provide the necessary redundancy and disaster recovery requirements to our clients.  We offer a number of safeguards for our clients including separate power generation units in the event of a failure by the utility; we have UPS’s (uninterrupted power supply) for all network and telecom equipment; we have a UPS on every agent station and our system up-time was over 99.9% for the last two years.  For telecom access Calibrus utilizes two separate long distance providers that both have multiple access points into the Phoenix Metro area.  One telecom company provides the primary number while the second provides the back-up number to prevent any downtime that could arise in a particular company’s network.

Calibrus’ facilities, equipment and technology are structured to ensure uptime and eliminate the worry of fiber cuts which could disrupt our business.  Since Calibrus is connected to the telecom’s network, we are able to install additional T1’s or PTP (point-to-point) data circuits on a significantly reduced timeframe.  It is common to have new circuits delivered and functioning within 10 business days, much quicker than the 30-45 business days most companies will receive.  Calibrus uses multiple telephone switches, firewalls, routers and networks; and have automated tape back-up guards against data loss, corruption and down time.

Our technology  is capable of receiving and interpreting automatic number identification information.  Calibrus can then use this information in conjunction with our computer telephone integration functionalities for reporting and indexing functionality.

Security

Calibrus understands the need to protect data belonging to our customers.  With that understanding, we have developed strict guidelines to protect customer information.

 Controlled access to data centers, physical security measures, and strong passwords on all network equipment ensures that only authorized personnel can gain entrance to sensitive areas and protects Calibrus’ internal vulnerabilities.  Firewalls, Access Control Lists and VPNs ensure that data is safe from external vulnerabilities.

We do offer several levels of securing access to our client’s data, as it can vary from client to client.  With the web based utility that some clients utilize we offer password protection and unique individual logins that can be completely

controlled and maintained by the client by a custom interface, which can also be password protected, if necessary.   Some of our clients find that task to be burdensome due to their number of agents and managers.  For those specific clients, if they are coming through a proxy, we can limit access to the websites, both agent entry and to trusted internet protocol.  This would limit the access to only those that are coming through the company’s client side channel to the Calibrus website.

Reporting

Calibrus custom builds all reports to suit our client’s needs because we have found that the information that each customer requires may be different from the information required by another customer.  All telephone switches are centralized in our server databases and therefore, we can easily relate customer data with call data.  As a result, we can custom build reports to the specifications of our clients and provide the data in any format to the client:  Excel, fixed length and comma delimited, and deliver it in multiple ways, such as through a website, Web Service, e-mail, connect direct or FTP (file transfer protocol).  We build all return files to client specifications and can deliver them at the times the client requests.

Regulations

One of Calibrus’ main services is providing both Live Operator and IVR/VRU Third Party Verification.  Third Party Verification is mandated by both the FCC and State PUC agencies.  Third Party Verification is the confirmation of a customer’s order by an independent third party.  This process protects both the customer and the company selling from fraud and slamming/cramming of products onto their lines.  Once the sale has been made the customer is transferred to an independent Third Party that will read a pre-determined script to which the customer will answer yes or no.

In 1996, the Federal Communications Commission, FCC, enacted the Telecommunications Act which forced the Regional Bell Operating Companies to open their lines to competition.  Accordingly, they were required to allow competitors to lease their lines and provide service to customers at a rate set by each individual State’s Utility Commission.  This was to promote competition and help new competitors compete with the large corporations on a level playing field.

This led to another phenomena called slamming, customers being switched from one company to another without their approval, and sometimes without any knowledge whatsoever until they received their bill.

In response to this, legislation was enacted that required companies that were changing a customer’s Dial Tone or Long Distance to their services would have to first obtain the customer’s approval in one of three ways.

    A written and signed Letter of Authorization indicating that customer agrees to the change.

•

    An automated or live agent independent third party that the customer is transferred to for the verification.

•

    An electronic Signature on an electronic Letter of Authorization, usually done on websites.

Calibrus fulfills the second requirement, providing both automated IVR, and Live Agent Third Party Verifications Services for our clients.  Third Party Verification though intended to be a protection for the customer, is also a protection for the company initiating the switch as well.  The necessity for TPV prevents companies from switching customers without their approval, and it also prevents a customer, or another company, from alleging that the company switched a customer without their approval.  The protection that TPV provides for the company is critical as the fines levied by the FCC and the State PUCs can run in the millions of dollars and also include the loss of the ability to sell telecommunications products in a specific area.

Even though Calibrus acts as a Third Party Verification provider, Calibrus is not directly subject under any regulations.  The service or process that we provide for our clients does have several defined rules and regulations that must be followed.   For example, scripts that are implemented and used in both our Live Operator and IVR/VRU TPV services must be read verbatim to the customer.  There are certain pre-defined questions that must be asked to the customer and certain types of information must be gathered from the customer in order for the TPV to be verified.  The FCC and each State PUC has varying requirements in regards to the information that must be communicated to the customer and the information that must be captured.   In addition, there are record keeping requirements for both data and voice for each Third Party Verification transaction.  Whether the TPV is conducted by a Live Operator or IVR/VRU TPV there must be a voice recording of the customer responding to the script and the data that was captured during the transaction must also be recorded.  The voice recordings and associated data must be archived and made available for up to thirty six (36) months.

Competitors

Calibrus faces numerous competitors both within and outside the United States.  Many of Calibrus’ competitors are much larger and better financed.  The only barrier to entry in Calibrus markets is sufficient start up capital to buy initial equipment and such costs are not substantial.  With the low barriers to entry, Calibrus faces competition from a large number of competitors with similar capabilities.  Most call centers, both inside and outside the United States, either have similar technology or could develop similar technology.  We initially were able to stay ahead of competitors by having a low cost business model but many competitors have reduced their costs to be similar to our costs.  As such, the competition for customers has become more competitive.

Some of Calibrus’ competitors include VoiceLog, now owned and operated by BSG Group, 3PV and Data Exchange.  Although these are some of the larger competitors there are a substantial number of competitors of similar size to Calibrus that we compete against.  Calibrus competes with these competitors for business by offering superior quality of service that is reliable and low cost in the market.  Even with quality of services that we believe we offer, competition in our industry generally comes down to pricing.  As such, there is constant pressure on margins and the need to keep costs low to be able to effectively compete in our industry.

Concentration of Customers

As the number of telecommunications companies has decreased, we have seen a concentration of revenues coming from two primary customers.  In 2007 AT&T Communications and Cox Communications exceeded approximately eighty percent of our revenues for the first time.  Currently nearly eighty percent of our revenues are still derived from these two customers.  For the years ended December 31, 2008 and 2007, AT&T Communications accounted for 54% and 61% and Cox Communications 25%  and 22%, respectively, of our revenues.  This revenue is derived from our TPV business.  If we were to lose one of these customers before our other business lines start generating more revenue, it could have a detrimental effect on our ability to stay in business.  We are actively moving away from the TPV business being our primary operations and are hopeful that we will be able to reduce our reliance on these two customers.  We made the decision to diversify our product offerings based on our belief that consolidation in the telecommunications industry has reduced the number of telephone customers changing carriers.  As such, the need for third party verification has decreased.  We believe there will continue to be customers changing phone carriers but as the number decreases the revenue we receive from our third party verification business continues to decline.  We believe it is prudent to seek other sources of revenue.

Our contract with AT&T has been extended through December 31, 2009, although AT&T can terminate the contract on 90 days notice.  The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that services are deemed performed when provided.  Currently, we do not have a contract with Cox Communications and bill them as services are provided.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks  in connection with products and our core name.  We do not have any patents.  We have one trademark covering our name “Calibrus.”

Research and Development Costs During the Last Two Fiscal Years

From January 1, 2008 to December 31, 2008, we incurred $148,742 in research and development costs, with the full amount being incurred during the last quarter of 2008.  We expect as we expand into new markets we will continue to incur additional research and development costs.

ITEM 1A. RISK FACTORS

Calibrus’ operations are subject to a number of risks including:

We currently have losses from operations and will need additional capital to execute our business plan.

Currently we have losses from operations. Our loss from operations was $1,229,556 with a net loss of $1,213,998 for the year ended December 31, 2008, and we have had to rely on existing capital to cover the loss.  For the year ended December 31, 2008, our operations used $677,169 of our existing capital to fund operations, reducing our current assets to $1,777,662.  As consolidation has come over the telecommunications business, our TPV business has been reduced.  We have been leveraging our technology capabilities to expand into new areas but it will take some time for the new areas to replace the loss in business from our TPV operations.  If we are not able to generate sufficient revenues, we may be forced to seek additional capital to fund potential shortfalls.  There can be no assurance that we will be able to raise additional capital or that we will be able to raise capital on terms that are favorable to Calibrus and current stockholders.

If we are not able to stop our losses or expand into new areas, we may be forced to terminate operations.

With revenues from our main business, TPV, being reduced as a result of consolidation in the telecommunications’ industry, we have had to look to expand into new areas.  Our TPV revenue has seen year over year declines from a high of approximately $11,300,000 in 2003 to revenues of approximately $5,500,000 in 2008.  This was a reduction of approximately $1,100,000 from TPV revenues in 2007.  If our expansion efforts do not prove successful, our ability to stay in operation is questionable.  We are already trying to reduce our expenses related to TPV to be able to make a profit at anticipated revenue levels.  With our long term rent commitments, we were only able to recently reduce expenses in the last quarter. Even with the reduced expenses, we still operate at a loss and will have to continue to reduce expenses to be able to make a profit at anticipated TPV revenue levels.  Our future success will depend, to a great extent, on our ability to expand into new revenue areas.  Since we are only beginning expansion into these revenue areas, prospective investors will not be able to rely on an operating history when evaluating our potential.  If our expansion efforts do not prove successful, it is likely we would not be able to stay in business with only TPV sales.

With our expansion into new business areas, our ability to raise additional capital may be key to our success and without additional capital, we may not be able to stay in business.

We have been losing money and need to expand into new business areas as our TPV business, which has been our primary operations, has declining revenue.  Even if we leverage our current technology and infrastructure, without additional capital it will be difficult for us to enter into new business markets.  With the current credit crisis in the United

States, it may be difficult to raise capital and we do not think traditional forms of financing, such as bank loans, will be available for us.  We may explore raising capital through the sale of debt or equity securities but at this point we have not evaluated the nature of any such sales.  Given the current economic climate, we would anticipate it being difficult to raise any capital and believe the terms we could obtain may not be very favorable, possibly resulting in substantial dilution to current shareholders.

There can be no assurance the new business areas we pursue will be successful and if they are not, it is likely we would be forced to terminate operations.

We have only begun to expand our product offering and to date have not had significant sales outside of our TPV operations.  Accordingly, it will be difficult to evaluate the potential for success of the new product offerings.  If the new products and services do not prove successful, it will be unlikely we will have the capital to pursue additional new business directions.

Our inability to adequately retain or protect our employees, customer relationships and proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our employees and their customer relationships, as well as our proprietary technology.  Despite our efforts, we may not prevent third parties from soliciting our employees or customers or infringing upon or misappropriating our intellectual property. Our employees, customer relationships and intellectual property may not provide us with a competitive advantage adequate to prevent the competitors from entering the markets for our products and services. Additionally, our competitors, which are larger and better financed, could independently develop non-infringing technologies that are competitive with, and equivalent or superior to our technology.

We face numerous competitors and as a result, we may not get the business we seek.

We have many competitors with comparable technology and capabilities that compete for the same group of customers. Our competitors are competent and experienced and are continuously working to take projects away from us. Many of our competitors have greater financial, technical, marketing and other resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products and services.

We depend upon a single customer segment, the telecommunication market, for the majority of revenues and a decrease in its demand for our services or pricing modifications in this customer segment might harm our operating results.

Currently, a substantial part of our revenue sources come from our TPV business related to telecommunications.  As the telecommunication business has consolidated, we have already seen a reduction in revenue.  If this market segment continues to consolidate, we could see a further reduction in the TPV revenue from telecommunications.  Although we have moved to expand our product offerings, it will take time for our new offerings to gain acceptance in the marketplace and there can be no assurances that the new product offerings will prove successful.  Accordingly, it is possible, we could see further reduction in business and increased losses if the TPV business is reduced further.

Almost 80% of our revenues are derived from two customers and the loss of either customer could result in our inability to stay in business.

Currently, almost 80% of our revenues are derived from AT&T Communications and Cox Communications.  AT&T

Communications accounted for 54% of our revenue in 2008 and Cox Communications accounted for 25% of our revenues in 2008.  Currently, we do not have a written contract with Cox Communications and provide service to them on a per usage basis.   The lack of a contract with Cox Communications creates additional risk for our options since we have had to staff our call center to cover their business but have no assurance that they would not move to another provider at any time.  This would leave us with excess capacity and cost which would take a period of time to reduce.  The loss of the revenue would also make it difficult for us to cover our ongoing additional cost not related to Cox Communication.  With the consolidation in the telecommunication industry, the loss of either customer would have detrimental long term effects on Calibrus that we may not be able to overcome.  It is unlikely we could replace either client in the short term and may not have the resources to survive long enough to add additional product offerings without the ongoing revenue from these customers.  Accordingly, investors in Calibrus could lose their entire investment if we were to lose either customer.

We may not be able to adapt quickly enough to changing customer requirements and industry standards.

We are in an industry dependent on technology and the ability to adapt this technology to changing  market needs.   We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors are continually  introducing new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing products obsolete and will require us to spend funds on research and development to stay competitive.

Efforts to expand will place a significant strain on our management, operational, financial and other resources.

We plan to expand our operations by introducing new products and aggressively marketing existing products placing a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively.  Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We have been experiencing losses, with a net loss of $1,213,998 and $1,043,638 for the years ended December 31, 2008 and 2007, respectively.   These losses are the result of consolidation in the telecommunication business.  We are actively diversifying our product offerings to adjust to changes in our customers and the telecommunications’ industry.  Currently, our working capital is limited with only $1,259,023 in working capital at December 31, 2008. Given our limited working capital, if we were to lose existing customers, it could further hurt our ability to continue in business.  It is likely we will have to seek additional capital in the future as we seek to expand our product offerings.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders may incur substantial and immediate dilution.

We may issue more stock without shareholder input or consent which could dilute the book value of your investment.

The board of directors has authority, without action by or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, the board of directors has authority, without action by or vote of the shareholders, to fix and determine the rights, preferences, and privileges of the preferred stock, which may be given voting rights superior to that of the common stock. Any issuance of additional shares of common stock or preferred stock will dilute the ownership percentage of shareholders and may further dilute the book value of Calibrus’ shares. It is likely we will seek additional capital in the future to fund operations. Any future capital will most likely reduce current investors’ percentage of ownership.

There is no current market for Calibrus’ stock. Should a market not develop, you may not be able to sell the stock.

At the present time, there is no public market for shares of Calibrus’ common stock, and we do not know if a public market will develop.  Calibrus is seeking a securities broker-dealer, called a market maker, willing to apply for a trading symbol and trade our stock. We do not know if such a market maker will continue acting for us, or that an active market will be developed or maintained. Even if a market develops, the future market price may be volatile and significant volume may not result in our stock, making it difficult to sell our stock if purchased.  If no market develops, or if the future market price is low, you may be unable to sell your shares or may only be able to sell at a loss.

You will not receive dividend payments.

Calibrus has not paid and does not plan to pay dividends in the foreseeable future even if our operations are profitable. Earnings, if any, will be used to expand our operations, hire additional staff, pay operating expenses and salaries, rather than to make distributions to shareholders. Future value of an investment will be tied to an increase in Calibrus enterprise value and/or market price of our common stock, if trading on an exchange or market.

Your ability to sell shares may be limited if the price of our stock, once listed, is below $5.00 per share because of special sales practice requirements applicable to "designated securities" or "penny stock."

Upon successful listing of the common stock on the OTC Bulletin Board, if the bid price for our common stock is below $5.00 per share, our common stock would be subject to special sales practice requirements applicable to “designated securities” on “penny stocks” which are stock which trade below $5.00 per share and whose underlying companies do not meet certain minimum asset requirements. No assurance can be given that the bid price for our common stock will be above $5.00 per share. If such $5.00 minimum bid price is not maintained and another exemption is not available, our common stock would be subject to additional sales practice requirements imposed on broker-dealers who sell the common stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. These limitations make it difficult for broker dealers to sell penny stocks and most will not recommend a penny stock or sell a penny stock except to long term customers who are accredited investors. Because of these limitations many brokers do not follow penny stocks or recommend them to clients. Consequently, the penny stock rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of persons acquiring our common stock to resell such securities in any trading market that may develop. If brokers do not recommend Calibrus to their clients, it may be difficult to establish a market for the securities or to develop a wide spread shareholder base. Therefore, an investor trying to resell our shares may have difficulty because there may be little demand for our shares and even small share sales may result in a reduction in our share price.

Current management and our founders own over fifty percent of our outstanding shares and will control Calibrus leaving other shareholders of Calibrus dependent on management’s ability and making it difficult to change management or our direction if an investor should become dissatisfied with management or our business model.

Calibrus management currently owns 50.74% of our issued and outstanding shares of common stock.  As a result, management will most likely be in a position to elect at least a majority of the Board of Directors, to dissolve, merge or sell the assets, and to direct our business affairs without shareholder input or consent.  As such, outside shareholders will not have the ability to change management or the direction of the Company and will be subject to the judgment and decisions of current management for the foreseeable future.

Employees

As of February 5, 2008, we had 98 full-time employees and 64 part-time employees.

Offices

Our offices are located at 1225 West Washington Street, Tempe, Arizona 85281 where we lease approximately 13,295 square feet.  Our lease runs through October 31, 2010 at a lease rate of approximately $27 per square foot, including common area charges, for an annual lease amount of $361,296, or $30,108 per month.  Management believes our current lease will serve current and future expansion plans through its term.

ITEM 2. PROPERTIES

Our offices are located at 1225 West Washington, Tempe, Arizona 85281 where we lease approximately 13,295 square feet.  Our lease runs through October 31, 2010, at a lease rate of approximately $27 per square foot, including common area charges, for an annual lease amount of $361,296 or $30,108 per month.  Management believes our current lease will serve current and future expansion plans through the term of our lease.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Calibrus’ common stock is not quoted on any market or exchange.  Since its inception, Calibrus has not paid any dividends on shares of common stock, and Calibrus does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2008, we had approximately 125 shareholders of record.  As of December 31, 2008, Calibrus had 6,794,600 shares of our common stock issued and outstanding. At March 15, 2009, Calibrus had 6,794,600 shares or our common stock issued and outstanding.

Possible Sale of Common Stock Pursuant to Rule 144

Calibrus has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  Except for 500 shares of Calibrus’ common stock issued in 2006, all of Calibrus issued 6,794,600 shares have been outstanding for several years with the majority of the shares issued in 1999 and 2000.    Accordingly, all of the shares of common stock outstanding would meet the time test of Rule 144 and potentially be available for resale.  With the number of shares potentially becoming available for resale, there could be a depressive effect on any market that may develop for Calibrus’ common stock.

                 Reports to Shareholders

This report will be available over the internet at the Securities and Exchange Commission web site www.sec.gov.

Recent Sales of Unregistered Securities

Calibrus has not sold any securities during the last three years except for 500 shares issued to an employee in 2006 related to an option exercise.  We have issued options to our executive officers and directors in the last two years.  Options issued were all to executive officers and directors and accordingly we believe all issuances are exempt from the registration provisions of the Securities Act of 1933.   We issued a total of 615,000 options in 2008 and 135,000 in 2007 to our executive officers and directors.  No shares of our common stock were issued in 2008 and 2007.

                 Securities Authorized for Issuance under Equity Compensation Plans

                                                                                                                                                     Number of securities

                                                                                                                                                    remaining available for

                                                             Number of securities to     Weighted-average       Further issuance under

                                                            be issued upon exercise      exercise price of       equity compensation plans

                                                            of outstanding options     outstanding options       excluding securities

Plan Category                                       warrants and rights          warrants and rights       reflected in column (a)

                                                                               (a)                                       (b)                                        (c)

Equity compensation plans

approved by security holders                     1,685,832                                1.33                                  2,614,168

Total                                                                1,685,832                                1.33                                  2,614,168

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $5,485,798 and a net loss of $1,213,998 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $854,159 and working capital of $1,259,023, which represented a decrease in working capital of $916,091 from the amount reported at December 31, 2007, of $2,175,114.

The following table shows selected summarized financial data for Calibrus at the dates and for the periods indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ 5,485,798	$ 6,558,142
Cost of Revenues	2,652,230	3,370,495
Research and Development	148,742	0
General and Administrative Expenses	3,910,538	3,719,454
Net Income (Loss)	$(1,213,998)	$(1,043,638)
Basic and Diluted Income (Loss) per Share	(0.18)	(0.15)
Basic and Diluted Weighted Average Number of Shares Outstanding	6,794,600	6,794,600

BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 1,777,662	$ 2,541,686
Total Assets	1,980,578	2,872,286
Total Current Liabilities	518,639	366,572
Working Capital	1,259,023	2,175,114
Shareholders’ Equity	1,461,939	2,505,714

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited  Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Calibrus believes there have been no significant changes during the year ended December 31, 2008.  Calibrus believes that the following addresses Calibrus’ most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104 revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.   Our customers are charged either on a per call basis or per minute basis according to the terms of the contract and the service provided to that customer.  Live agent TPV customers are generally charged on a per call basis which is defined as a call that is answered by the Company’s agent.  Call recording services are charged on a per minute basis for the length of the call being recorded.

Revenue Recognition.   The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent".

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the years ended December 31, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted in prior years if not fully vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•

Expected term is determined using an average of the contractual term and vesting period of the award;

•

Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award;

•

Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•

Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Party Verification market size has been shrinking over the last four (4) years.  Calibrus’ business has been severely impacted by industry consolidation and increased competition.  The telecommunications industry has been experiencing consolidation between the major Incumbent Local Exchange Carriers (ILEC). Over the past decade the major telecommunications players have been Verizon, SBC Communications, BellSouth Communications, AT&T, Sprint, MCI, Adelphia Communications and Qwest Communications.  In the past two years SBC communications acquired AT&T and

Bellsouth Communications.  Adelphia Communications and MCI are no longer in business.  The remaining players are Verizon, AT&T, and Sprint.  The result is that the number of potential Calibrus ILEC/ TPV customers has declined and may shrink even further over the next several years, reducing the overall TPV market size even further.

Calibrus’ overall business has also been affected by increased competition from Wireless, Cable and Broadband Industries which have reduced revenue and market share for our business.  For sometime the ILEC’s have been experiencing tremendous pressure in their core business offerings (Local and Long Distance phone service).  Wireless, Cable and Broadband companies are impacting the way in which customers are buying communication services.  VOIP is also beginning to add to existing pressures on the Telecommunications companies’ revenue growth and creating upward pressures on capital spending.  In order to fight the increased competition the ILEC’s are reinventing their business models by expanding their offerings from Local and Long Distance phone service.  ILEC’s are providing a multi-service offering, i.e. Local and Long Distance phone service, Broadband, VOIP and TV services to their customers.  ILEC’s have just begun to incorporate a business strategy of “bundling” services, where a service provider includes DSL service, Cable or Satellite TV along with Telephone or VOIP services all at discounted rates.  This is a proven strategy designed to increase revenue per customer, promote customer loyalty and increase retention, making it more difficult for customers to switch to another company.    It is clear to us that our TPV volume will continue to decrease due to increased competition from service providers offering multiple services to customers.

With the decline of the TPV market, Calibrus is looking to penetrate new markets with its products and services.  Over the next twelve (12) months Calibrus will be focusing on more Automated Hosted Business Solutions that require little to no labor involvement.  Calibrus’ management strongly believes in trying to significantly reduce one of its highest costs, its Live Operator workforce.  Industries that we have targeted for our Automated Hosted Business solutions are the Insurance, Internet, Real Estate, and Financial Industries.  Automated Hosted Business programs while typically generating less top line revenue tend to have significantly higher margins. Going forward, Calibrus plans to focus its time and efforts into pursuing these types of products and services that shall return a higher margin than what we are able to achieve from Live Operator programs.

Over the next twelve (12) months Calibrus intends to continue to offer and develop customized solutions on a client by client basis in call recording, IVR/VRU, Voice Message Broadcast and “Click-To-Call” services.  We will market these types of Automated Hosted Business Solutions through print, radio and online advertising.

We also intend to develop, internally or through outsourcing, products and services that can be marketed directly to businesses or consumers.  Calibrus hopes to build upon and leverage our existing technology and infrastructure.  Calibrus is currently researching and developing existing technologies and platforms some of which are already developed, such as our Call Recording and “Click-To-Call” services.  Calibrus has several projects that are currently in the idea stage that would utilize our current telephony infrastructure and “Click-To-Call” and Call Recording functionality.  Our plan is to further develop, implement, market and sell these services in the next twelve (12) months, given sufficient capital.

It is anticipated that additional hardware and software may be required, as well as additional employees, particularly software programmers and web developers, may be needed in order to complete certain products and services.  We believe within the next twelve (12) months in order to further develop, implement, market and sell Automated Hosted Business services we will need to raise additional capital.   We currently anticipate it will cost an additional $1,000,000 to launch our new product line.  This is only an estimate and may change substantially as we move forward with our new products.   This is only an estimate and may change.  Additionally, with the current economic conditions facing the country, we may have to raise more funds if we are not able to generate sufficient revenues from the new and existing product lines.  There can be no assurance that we will be able to raise any funds or that the funds raised will be sufficient to cover ongoing expenses.

In the next twelve (12) months we will also be looking to grow our business through acquisition, although we have not identified any potential targets.  Given sufficient capital, we believe there will be opportunities to acquire companies that are providing similar Automated Hosted Business services.

Results of Operations

December 31, 2008

For the year ended December 31, 2008, we had revenues of $5,485,798 compared to revenues of $6,558,142 for the year ended December 31, 2007.  The reduction in revenues is the result of less third party verification work available as the telecommunication industry continued to consolidate.  Since we currently represent some of the largest telecommunication companies, we do not believe we will see a significant increase in revenues from this source.  Accordingly, we are actively expanding our product offerings to leverage our core technology and capabilities to cover other needs of businesses.  Since these efforts to expand our products and services have only recently begun, we cannot say if we will be successful in bringing in additional revenues.

We have reduced expenses to better match our current revenue stream.  As part of this reduction, we elected to terminate the lease on one of our facilities and we consolidated operations into one location.  Unfortunately, we had to wait until the early termination period was effective to do so in November 2008.  As such, we have reduced our cost of revenues for the year ended December 31, 2008 to 48% vs. 51% for 2007.  Additionally, as we sought to expand our product offerings, our general and administrative expenses increased resulting in a net loss of $1,213,998 for the year ended December 31, 2008 compared to net loss of $1,043,638 for the year ended December 31, 2007.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $1,259,023 with current assets of $1,777,662 and current liabilities of $518,639.  We have been experiencing slower pay from our customers but believe that our accounts receivable are collectable given the companies we represent are relatively large and seem to be paying their obligations; although, we believe, there is a conscious decision to extend payments over longer periods then they have in the past.  We believe, from our conversations with these companies, that this is a temporary situation and once the economy starts to improve and the credit markets start functioning better the normal payable periods will return. In the meantime, we have adjusted our expectations on when receivables will be paid and are paying our obligations based on these new assumptions.

Our working capital as of December 31, 2008, was down from working capital of $2,175,114 at December 31, 2007, as we continued to incur losses as we deal with a slowing economy and a reduction in third party verifications resulting from the consolidation in the telecommunications industry.  We have been working to reduce our dependence on third party verification revenues by expanding our product offerings. This expansion has increased our usage of capital which is reflected, in part, in the reduction of our working capital.

Although we have been expanding our product offerings, which have increased our need for capital, we have also reduced our long term expenses by closing one of our call centers and centralizing our operations to reflect our business focus going forward.  With the closing of one of our call centers we were also able to reduce expenses through a reduction in our workforce.  We are hopeful these changes along with our new product offerings, which are not as labor intensive, will allow us to return to profitability in the near future, but can offer no assurances in this regard.

As we try to expand our product offerings, we will need to seek additional capital.  As of January 31, 2009, we believe we had enough capital to last at least 12 months based on our current burn rate, but management believes it will need to raise additional capital to help expand our marketing efforts and to be able to aggressively launch our new product offerings.  We have estimated our capital needs based on the potential revenues from existing clients and our current burn rate over the last few months since we reduced staff and closed one of our facilities.  Currently, our monthly burn rate is averaging $50,000 beyond our cash receipts.  If our burn rate stays at this level and projected revenue goals are achieved, we should be able to stay in business for another twelve months from February 1, 2009. These revenue figures may not come to fruition given the current economic conditions in the United States and the world in general.  If we have revenue short falls, we may have to reevaluate our ability to survive until we have additional revenue sources on line.  There can be no guarantee our new products will increase revenues or that we can achieve profitability before our assets are depleted.

At this time we estimate we will need an additional $1,000,000 in capital to cover our ongoing expenses and to launch our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand for our new products.  Our estimates assume that prior discussions with interested potential customers will lead to sales and that our current projected revenue is realized.  With the current economic conditions, both of these factors may change and we may not be able to raise the capital.  Anticipating the difficulty in raising capital as a private enterprise, Calibrus is pursing a potential public listing for our shares of common stock.

Given the current state of Calibrus and our revenues, we do not believe bank financing will be feasible and if we need additional capital it will be in the form of an equity or debt offering.  To this end, management has made the decision to position Calibrus to be more attractive to investors, particularly angel investors.  Management believes as a public company with a trading market, Calibrus may be able to attract additional investors that otherwise would not be interested in a private company. Even as a public company, there is no guarantee Calibrus will be able to raise additional capital.  Calibrus has not had to raise capital for over five years and it is uncertain, particularly given current economic conditions, that we will be able to raise additional capital.  Management is hopeful that even without additional capital, the changes made over the last few months, including consolidating operations in one location and reducing staffing will help conserve capital until new product offerings can start producing revenues although no assurances can be offered in this regard.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent registered accounting firm with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level over financial reporting.

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, pursuant to Section 16(a) of the Exchange Act, seven form 3s were filed late.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Due to a transition period established by the rules of the SEC for newly public companies we are not yet required to evaluate, pursuant to Exchange Act Rule 13a-15(d), any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008.

ITEM 9B.  OTHER INFORMATION

None.

                                                                                                PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of Calibrus.  Calibrus’ directors serve for a term of one year and thereafter until their successors have been duly elected by the shareholders and qualified.  Calibrus’ officers serve for a term of one year and thereafter until their successors have been duly elected by the Board of Directors and qualified.

Name                                                   Age                          Positions

Jeff W. Holmes                                    55                            CEO, Director

Greg Holmes                                        45                             President

Kirk Blosch                                          54                             Director

Charles House                                     68                             Director

Christian J. Hoffmann, III                   61                             Director

Kevin Asher                                         32                             CFO

Tom Harker                                           35                             CTO

Jeff W. Holmes – Chairman and C.E.O.  Jeff Holmes is a founder of Calibrus and has been active in the roles of President, C.E.O. and Chairman of the Board of Directors since Calibrus’ inception in 1999.  For the past 25 years Mr. Holmes has been active in developing technologies that improve the efficiencies of business processes in the Healthcare, Internet, Computer (hardware and software) and Telecommunications industries.  He graduated in 1976 with a B.S. in Marketing and Management from the University of Utah.

Greg W. Holmes – President.  Greg Holmes is a founder of Calibrus and has served in several positions during his Calibrus tenure which began in 1999.  Most recently, Mr. Holmes served as Director of Business Development, working on developing new business opportunities and strategic relationships. In 2003, Mr. Holmes served as Production Manager over Calibrus’ Papago Facility, managing activities related to client call volumes, staffing levels, scheduling and Quality Assurance issues for Fortune 1000 clients at Calibrus Corporate headquarters in Tempe, AZ.  From January 2001 to February 2003, Mr. Holmes was the Director of Human Resources for Calibrus.  He was also responsible for managing accounts receivable, accounts payable and invoicing.  From 1996 to 1999, Mr. Holmes was head of Internet Business Development & Research for J.W. Holmes & Associates and The Scottsdale Equity Growth Fund.  Responsibilities included conducting research and analysis for existing portfolio companies and companies seeking investment capital.  From 1995 to 1996, Mr. Holmes was Director of Finance & Director of Human Resources for Pro Tour Tennis in which he handled the accounts payable, payroll, budget forecasting, financial statements and human resource duties.  He earned his Bachelors degree in Geography and minor in Finance from the University of Utah in 1995.

Kirk Blosch – Director.  Mr. Blosch is a general partner and founder of Blosch and Holmes LLC, a business consulting and private venture funding general partnership established in 1984.  Mr. Blosch is and has been, since October 1999, a member of the board of directors of Calibrus, Inc.  From the first quarter of 1997 through the second quarter of 2000, Mr. Blosch was a director of Zevex International, a medical product company specializing in medical devices and ultrasound technology.  Zevex (ZVXI) was traded on NASDAQ prior to its sale.  Mr. Blosch also served on the board of directors of OCIS, Inc. from 2003 through July 2007.  Mr. Blosch graduated from the University of Utah in 1977 with a B.S. degree in Speech Communications.

Christian J. Hoffmann, III – Director.  Mr. Hoffmann, Director is a lawyer specializing in corporate, securities, mergers and acquisitions and venture capital.  He has been a partner with Quarles & Brady, LLP and its predecessor in Phoenix, Arizona since November 1995. He graduated magna cum laude from Georgetown University with Bachelors of Science in Business Administration in 1969 and from the Georgetown University Law Center with a juris doctorate in 1973.

Charles House – Director.  Mr. House, 68, has been Executive Director for Media X at Stanford University, as well as Senior Research Scholar in the H-STAR (Human Science and Technologies Advanced Research) Division since 2006.  Before joining Stanford, he was at Intel Corporation, as co-founding Director of their Research Collaboratory in 2003.  He joined Intel when they bought Dialogic Corporation in 1999 where House headed Corporate Engineering.  From 1995 to 1997, House was President of Spectron Microsystems, a wholly-owned subsidiary of Dialogic that was sold to Texas Instruments.  Prior, House was President of the Vista Division of Veritas Software (1993-1995), and the R&D Vice President for Informix (1991-1993) after many years in a variety of roles for Hewlett-Packard (1962-1991).  House is an IEEE Fellow, a past President of ACM, and chair for many years of the Information Council for CSSP in Washington D.C.  He holds numerous technology awards for his work, including the

Computer Hall of Fame, the Entrepreneur’s Hall of Fame, and the Smithsonian “Wizards of Computing”.

Kevin J. Asher - Chief Financial Officer.  Mr. Asher, prior to joining Calibrus, from March 2006 to February 2008,  was the Principal, General Manager and CFO of Medical Aesthetics, LLC, an operator of five medical spa clinics in the greater Phoenix metropolitan area. Mr. Asher was responsible for all aspects of the business including finance, accounting, human resources and day to day decision making. From February 2005 through March 2006, Mr. Asher was Vice President of Finance for AirLink Mobile, Inc., an industry leading  MVNO (mobile virtual network operator) and provider of prepaid wireless telephone service where he was responsible for all aspects of accounting and finance including financial reporting, treasury management, financial analysis, financial projections, payroll, regulatory reporting and daily accounting. From September 2003 to February 2005, Mr. Asher was a director of MCA Financial Group Ltd. of Phoenix, Arizona which provides advisory services to businesses, financial institutions and investor groups in the areas of financial restructuring, mergers and acquisitions, business oversight, and corporate and capital formation. His responsibilities included representation of debtors and creditors in the areas of business turnarounds, financial restructuring, chapter 11 business reorganizations, divestures, mergers and acquisitions, business valuations, financial management, and performance improvement. He advised clients in a variety of industries including aviation, aerospace and defense, retail, homebuilding, construction and manufacturing. Prior to his position at MCA Financial, Mr. Asher worked in the public accounting industry primarily as an audit manager. Mr. Asher has a Bachelor of Science degree in accountancy from Northern Arizona University at Flagstaff, Arizona and is a Certified Public Accountant.

Tom Harker – Chief Technology Officer.  Mr. Harker has served as Director of Software Development and CTO at Calibrus since 2000.  Tom’s responsibilities are to oversee all aspects of design and implementation of IT systems.  Prior to coming to Calibrus, Tom served as Division Software Manager at ACS (Affiliated Computer Services) for 2 years. Mr. Harker has been involved deeply in the Third Party Verification (TPV) process for the past 9 years with an understanding of the TPV process and FCC requirements.

Key Employees:

Michael J. Brande, MCSE - Vice President of Network Operations.  For the past 6 years, Michael Brande has served as the Director of Network Operations and Facilities at Calibrus.  His team is responsible for all aspects of the data and telecom networks at Calibrus - from cabling to wiring, and switches and routers, to the servers, PBX’s and PC workstations.  Mr. Brande directs and cultivates many key business relationships for Calibrus and its Vendor Partners.  His responsibilities range from procurement, to services, to facilities and equipment maintenance.  Prior to his employment with Calibrus, Michael was employed by ACS (Affiliated Computer Services) TeleSolutions as the Division Network Manager and was part of a team that designed a new and better process for Third Party Verification. He has over 12 years experience in the call center industry.

Michael Rae - Vice President of Software Development.  Mr. Rae received his Bachelor of Science in Computer Information Systems in 1999. Prior to working at Calibrus he worked at a software development company where he was responsible for developing a large scale web application used to organize and track volunteers. Mr. Rae has been working as a Senior Systems Architect for Calibrus since 2000.  His responsibilities include designing and developing all web related technologies/products for clients and internal management as well as serving as a technical contact for clients.  Mike Rae accepted the position of Vice President of Software Development in 2006.

James Stockert – Vice President of Marketing and Sales.  Mr. Stockert oversees all aspects of the negotiations of establishing clients and helping clients through the process of setup and implementation.  Mr. Stockert joined the Calibrus team in 2005 after working for SBC in their Marketing department since 1999.  Mr. Stockert oversaw the implementation and processes of Calibrus as SBC’s Third Party Verification provider and managed the relationship for over four years.  Mr. Stockhert graduated with a BBA in Marketing from Texas State in 1994 and before working with SBC worked with Montgomery Ward in their Merchandising department at their headquarters in Chicago.

Kelly M. Robinson – Director of TPV Operations.  Mr. Robinson joined the Calibrus team in 2003.  His background includes developing and managing Third Party Verification operations for major telecommunications companies including, BellSouth, Verizon and SBC/AT&T Communications, Cox Communications, CenturyTel, Frontier and others. He has also directed Customer Service and Lead Generation programs for Oakwood Corporate Housing, Grainger Tools, Lucent Technologies/Avaya and others.  He has worked within the TPV industry for the last 11 years at Calibrus and previously at ACS (Affiliated Computer Services) and understands the nuances of Third Party Verification processes and its importance to the overall sales process.

Family Relationships

Except for Jeff Holmes and Greg Holmes, who are brothers, there are no family relationships between our officers and directors.

None of the officers and directors has filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any reports not filed by officers, directors and ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Calibrus’ chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2008 (collectively referred to as the "Named Executives").  No other executive officer serving during 2008 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Jeff W. Holmes, CEO	12/31/2008	$220,000	$500	$0	$19,600	$0	$0	$4,336	$244,436
	12/31/2007	$220,000	$500	$0	$0	$0	$0	$2,591	$223,091

Greg W. Holmes, President	12/31/2008	$150,000	$500	$0	$14,000	$0	$0	$3,470	$167,970
	12/31/2007	$150,000	$500	$0	$0	$0	$0	$4,392	$154,892

Thomas Harker, CTO	12/31/2008	$140,000	$500	$0	$14,000	$0	$0	$3,525	$158,025
	12/31/2007	$140,000	$500	$0	$0	$0	$0	$4,706	$145,206

Kevin J. Asher, CFO	12/31/2008	$130,000	$0	$0	$21,000	$0	$0	$3,008	$154,008
	12/31/2007	$0	$0	$0	$0	$0	$0	$0	$0

 (1) This column represents the aggregate dollar amount of the awards granted in 2008 and 2007, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payments.” For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, forfeitures and expected term. The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts, which is zero. The volatility assumption is based on the historical volatility of an industry sector over a period equal to the option’s expected term or stock’s trading history which ever is shorter. The expected term of options granted is based on expectations about future exercises and represents the period of time that options granted are expected to be outstanding.

(2) The amounts shown include Company-paid portion of health insurance for the fiscal years ended 2008 and 2007.

Outstanding Equity Awards At Fiscal Year-End

	Stock Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeff W. Holmes, CEO	45,000	-	-	$1.50	5/9/2009	-	-	-	-
	27,500	-	-	$1.52	12/29/2009	-	-	-	-
	25,000	-	-	$1.52	12/15/2010	-	-	-	-
	20,833	-	-	$1.52	12/11/2011	-	-	-	-
	70,000	-	-	$1.00	12/17/2013	-	-	-	-
Greg W. Holmes, President	25,000	-	-	$1.52	12/29/2009	-	-	-	-
	25,000	-	-	$1.52	12/15/2010	-	-	-	-
	20,833	-	-	$1.52	12/11/2011	-	-	-	-
	50,000	-	-	$1.00	12/17/2013	-	-	-	-

Thomas Harker, CTO	25,000	-	-	$1.52	12/29/2009	-	-	-	-
	50,000	-	-	$1.52	12/15/2010	-	-	-	-
	20,833	-	-	$1.52	12/11/2011	-	-	-	-
	50,000	-	-	$1.00	12/17/2013	-	-	-	-
Kevin J. Asher, CFO	50,000	-	-	$1.00	11/18/2013	-	-	-	-
	25,000	-	-	$1.00	12/17/2013	-	-	-	-

Compensation of Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kirk Blosch (2)	12/31/2008	-	-	$25,000	-	-	-	$25,000
	12/31/2007	-	-	$3,150	-	-	-	$3,150
Charles House (2)	12/31/2008	-	-	$25,000	-	-	-	$25,000
	12/31/2007	-	-	$3,150	-	-	-	$3,150
Christian J. Hoffmann, III (2)	12/31/2008	-	-	$25,000	-	-	-	$25,000
	12/31/2007	-	-	$3,150	-	-	-	$3,150

(1) This column represents the aggregate dollar amount of the awards granted in 2008 and 2007, respectively. Therefore,

the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payments.” For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility and expected term. The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts, which is zero. The volatility assumption is based on the historical volatility of an industry sector over a period equal to the option’s expected term or stock’s trading history which ever is shorter. The expected term of options granted is based on expectations about future exercises and represents the period of time that options granted are expected to be outstanding.  For further information on these calculations, please refer to the notes to our financial statements, Notes 1 and 9 included in Item 8.

(2)  As of December 31, 2008, Kirk Blosch had 270,000 options outstanding, Charles House had 250,000 options outstanding and Christian J. Hoffmann, III had 270,000 options outstanding.  No director had any stock awards outstanding.

Option/SAR Grants in Last Fiscal Year

In fiscal 2008, 345,000 options were granted out of Calibrus’ Incentive Option Plan and 270,000 options were granted out of the Non-Qualified Option Plan.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2007 the Company increased the number of options available for grant under the 2001 Non-Qualified Stock Option Plan and Incentive Stock Option Plan by 1,425,000 and 725,000 options, respectively.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 835,000 options as of February 11, 2009, at exercise prices ranging from $1.50 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 1,450,000 shares of common stock and has granted 850,832 as of February 11, 2009, at exercise prices ranging from $1.50 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

Stock Option Exercise

In fiscal 2008, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2008 or 2007.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.    Each director received options during the prior years with the non-employee directors receiving 90,000 options each with an exercise price of $1.00 for the year ended December 31, 2008 and 45,000 options each with an exercise price of $1.52 for the year ended December 31, 2007.

No other compensation arrangements exist between Calibrus and our Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Calibrus has employment contracts with all officers and those employees identified herein as key employees.   All of our employment agreements contain language assigning all inventions over to Calibrus, they also contain non-compete agreements.  Additionally, on termination, if not for cause and Calibrus is cash flow and earnings positive, our officers and key employees will receive up to three months salary as severance. On a change of control of Calibrus, which results in termination of the officer or key employee and Calibrus is cash flow positive and has a positive earnings per share at the time of the change of control, the officer or key employee will receive a three months salary as severance based on the officers or employees’ current salary.  Employment contracts are entered into for two, three or four year periods with automatic two, three or four one year extensions depending on the officer or key employee. Except for terms and salary, all of our employment contracts contain the same material terms.  A summary of the officers’ employment contracts are below:

Employee	Beginning Date	End Date	Annual Salary	Renewal Term
Jeff W. Holmes	1/1/2005	12/31/2009	$ 220,000	(4) one year extensions
Greg W. Holmes	1/1/2005	12/31/2009	$ 150,000	(4) one year extensions
Kevin J. Asher	2/5/2008	2/4/2010	$ 130,000	(2) one year extensions
Tom Harker	1/10/2007	1/9/2011	$ 140,000	(3) one year extensions
Michael Brande	1/10/2007	1/9/2011	$ 105,000	(3) one year extensions
Michael Rae	1/10/2007	1/9/2011	$ 90,000	(3) one year extensions
Jim Stockert	9/26/2005	9/25/2009	$ 80,000	(4) one year extensions
Kelly Robinson	6/28/2004	6/28/2008	$ 90,000	(4) one year extensions

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Report on Repricing of Options/SARs

We have not adjusted or amended the exercise price of stock options or SARs previously awarded to any executive officers.

Report on Executive Compensation

The Board of Directors determines the compensation of Calibrus’ executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any.   The board of directors has two committees, the audit and compensation committee which are made up of non-employee directors.  Our Compensation Committee is composed of Kirk Blosch and Charles House.  Our Audit Committee is composed of Kirk Blosch, Charles House and Christian J. Hoffmann, III.

The compensation policies utilized by the Board of Directors are intended to enable Calibrus to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended December 31, 2008, Calibrus’ chief executive officer was Jeff W. Holmes and Greg W. Holmes, President.  Kevin J. Asher, CFO, was retained as CFO in February of 2008.

Base salaries for Calibrus’ executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within Calibrus’ industry.

Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of Calibrus, the performance of the executive, particularly with respect to the ability to manage the growth of Calibrus, the length of the executive's service to Calibrus and any increased responsibilities assumed by the executive.

During 2008, the board of directors of Calibrus met twice.  Additionally, the Compensation Committee and the Audit Committee each met once.  All members of the board of directors were either present in person or by proxy at all the meetings.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Nominating Committee

The Company currently does not have a nominating committee related to its Board of Directors. Due to the Company's small size and privately held nature the Company has been limited to the individuals it could attract as Director's. As such the Board has not deemed it necessary to adopt a formal nominating committee

Option Plans

Calibrus has 4,300,000 shares reserved for issuance under stock option plans with 1,685,832 stock options issued and outstanding.  The board of directors has the authority to issue the options, at their sole discretion.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2008 the Company increased the number of options available for grant under the 2001 Non-Qualified Stock Option Plan and Incentive Stock Option Plan by 1,425,000 and 725,000 options, respectively.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 835,000 as of March 11, 2009, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 1,450,000 shares of common stock and has granted 850,832 as of March 11, 2009, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 11, 2009, with respect to the beneficial ownership of Calibrus’ Common Stock by each director of Calibrus and each person known by Calibrus to be the beneficial owner of more than 5% of Calibrus’ outstanding shares of Common Stock.  At December 31, 2008 and March 11, 2009, there were 6,794,600 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 6,794,600 shares of common stock outstanding as of March 11, 2009, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Jeff W. Holmes 225 West Washington Street Suite 213 Tempe, Arizona 85281	1,683,667	24.11%
Common	Kirk Blosch 2081 S. Lakeline Drive Salt Lake City, Utah 84109	1,665,334	23.57%
	Director(s)
Common	Jeff W. Holmes (1) --------------See above--------------
Common	Kirk Blosch (2) --------------See above--------------
Common	Charles House (3)	250,000	3.55%
Common	Christian J. Hoffmann, III (4)	345,000	4.88%
Common	All Officers and Director as a Group (four persons)	3,944,001	50.74%

(1) Shares include 188,333 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Holmes owns 1,495,334 shares exclusive of the options.  In calculating Mr. Holmes’ percentage, the 188,333 shares have been added to the 6,794,600 shares currently outstanding.

(2) Shares include 270,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Blosch owns 1,395,334 shares exclusive of the options.  In calculating Mr. Blosch’s percentage, the 270,000 shares have been added to the 6,794,600 shares currently outstanding.

(3) Shares include 250,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. House owns no shares.  The shares shown are the options he can exercise.  In calculating Mr. House’s percentage, the 250,000 shares have been added to the 6,794,600 shares currently outstanding.

(4) Shares include 270,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Hoffmann owns 75,000 shares exclusive of the options.  In calculating Mr. Hoffmann’s percentage, the 270,000 shares have been added to the 6,794,600 shares currently outstanding.

Control by Existing Shareholders

Given the large percentage of stock owned by current management, they most likely will be able to control any shareholder vote.  As a result, the persons currently in control of Calibrus will most likely continue to be in a position to elect at least a majority of the Board of Directors of Calibrus, to dissolve, merge or sell the assets of Calibrus, and generally, to direct the affairs of Calibrus.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,685,832	1.33	2,614,168
Total	1,685,832	1.33	2,614,168

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

One of our directors, Christian J. Hoffmann, III, is a partner with Quarles & Brady, LLP, which has provided certain legal services for Calibrus.  Quarles & Brady, LLP is not currently providing any legal services to the Company. During 2007, we paid Quarles & Brady, LLP $4,047 and $681 during 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our quarterly financial statements is approximately $52,500 and $44,500 for each of the years ending December 31, 2008 and 2007.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $2,800 and $2,800.

4) Form 10 Registration Statement. $36,000 and $0.

5) Approval Policy. Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2007 and 2008 were pre-approved by the Board of Directors.

6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

                Balance Sheets - December 31, 2008 and December 31, 2007
                Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Stockholders' Equity – Years ended December 31, 2008 and 2007

Statements of Cash Flows – Years ended December 31, 2008 and 2007

Notes to Financial Statements – Years ended December 31, 2008 and 2007

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

SEC Exhibit No.    Reference No.            Title of Document                                         Location

3(i)                                   3.01                     Articles of Incorporation of Calibrus         Incorporated by Reference*

3(ii)                                  3.02                     Amendment to Articles of Incorporation

                                                                     Calibrus-Name Change                                Incorporated by Reference*

3(iii)                                 3.03                     Bylaws of Calibrus                                        Incorporated by Reference*

4                                       4.01                     Specimen Stock Certificate                          Incorporated by Reference*

10                                     10.01                   Lease Agreement – Paragon                       Incorporated by Reference*

10                                     10.02                   AT&T Services, Inc.-Agreement               Incorporated by Reference*

10                                     10.03                   Magnet Warrant                                           Incorporated by Reference*

10                                     10.04                   Employment Agreement-Jeff Holmes        Incorporated by Reference*

10                                     10.05                   Employment Agreement-Greg Holmes      Incorporated by Reference*

10                                     10.06                   Employment Agreement-Kevin Asher      Incorporated by Reference*

10                                     10.07                   Incentive Stock Option Plan                       Incorporated by Reference*

10                                     10.08                   Non-Qualified Stock Option Plan              Incorporated by Reference*

10                                     10.09                   Form of Options                                           Incorporated by Reference*

14                                     14.01                   Code of Ethics                                              Incorporated by Reference*

31                                     31.01                   CEO certification                                          This Filing

31                                     31.02                   CFO certification                                          This Filing

32                                     32.01                   CEO certification                                          This Filing

32                                     32.02                   CFO certification                                          This Filing

_________________________

*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53408.

                                                                                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

Date: April 14,2009                                               By:/s/ Jeff W. Holmes_______________

      Jeff W. Holmes, CEO

Date: April 14, 2009                                              By:/s/ Kevin J. Asher________________

       Kevin J. Asher, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                              Title                                                             Date

/s/ Jeff W. Holmes_________                         Director, CEO                                             April 14, 2009

Jeff W. Holmes

/s/ Kirk Blosch____________                        Director                                                        April 14, 2009

Kirk Blosch

/s/ Christian J Hoffmann,III___                       Director                                                         April 14, 2009

Christian Hoffmann, III

/s/ Charles House_________                         Director                                                          April 14, 2009

Charles House

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Calibrus, Inc.

We have audited the accompanying balance sheets of Calibrus, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibrus, Inc. at December 31, 2008 and 2007, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Semple, Marchal & Cooper, LLP

Phoenix, Arizona

February 11, 2009

CALIBRUS, INC.

BALANCE SHEETS

December 31, 2008 and 2007

ASSETS
	2008	2007
Current Assets
Cash and cash equivalents	$ 854,159	$1,591,704
Accounts receivable - trade, net	799,311	791,560
Prepaid expenses	124,192	158,422

Total Current Assets	1,777,662	2,541,686

Property and equipment, net	165,421	286,936
Deposits	34,382	34,382
Intangible asset, net	3,113	9,282

Total Assets	$ 1,980,578	$ 2,872,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - current portion	$ -	$ 16,981
Accounts payable - trade	301,397	68,162
Accrued liabilities	217,242	281,429

Total Current Liabilities	518,639	366,572

Total Liabilities	518,639	366,572

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding	6,795	6,795
Additional paid-in capital	4,631,544	4,461,321
Accumulated deficit	(3,176,400)	(1,962,402)

Total Stockholders' Equity	1,461,939	2,505,714

Total Liabilities and Stockholders' Equity	$ 1,980,578	$ 2,872,286

The Accompanying Notes are an Integral

Part of the Financial Statements

CALIBRUS, INC.

STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$ 5,485,798	$ 6,558,142

Cost of revenues	2,652,230	3,370,495

Gross profit	2,833,568	3,187,647

General and administrative expenses	3,910,538	3,719,454
Research and development	148,742	-
Loss on disposal/sale of asset	3,844	-

Loss from Operations	(1,229,556)	(531,807)

Other Income (Expense):
Interest income	19,980	55,060
Interest expense	(4,422)	(5,891)

	15,558	49,169

Loss before income taxes	(1,213,998)	(482,638)

Income tax benefit (expense) - deferred	-	(561,000)

Net Loss	$ (1,213,998)	$(1,043,638)

Loss per Common Share: (Note 1)
Basic and Diluted	$ (0.18)	$ (0.15)

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,794,600	6,794,600

The Accompanying Notes are an Integral

Part of the Financial Statements

CALIBRUS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2006	6,794,600	$6,795	$4,443,000	$(918,764)	$3,531,031

Stock based compensation	-	-	18,321	-	18,321

Net loss for the year ended
December 31, 2007	-	-	-	(1,043,638)	(1,043,638)

	6,794,600	6,795	4,461,321	(1,962,402)	2,505,714

Stock based compensation	-	-	170,223	-	170,223

Net loss for the year ended
December 31, 2008	-	-	-	(1,213,998)	(1,213,998)

Balance at December 31, 2008	6,794,600	$6,795	$4,631,544	$(3,176,400)	$1,461,939

The Accompanying Notes are an Integral

Part of the Financial Statements

CALIBRUS, INC.

STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2008 and 2007

	2008	2007

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(1,213,998)	$(1,043,638)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	167,235	364,368
Allowance for doubtful accounts	(11,000)	12,000
Stock based compensation expense	170,223	18,321
Loss on disposal/sale of asset	3,844	-
Deferred income tax	-	561,000
Changes in assets and liabilities:
Accounts receivable trade	3,249	240,361
Prepaid expenses	34,230	(1,232)
Deposits	-	(3,187)
Accounts payable-trade	233,235	(132,175)
Accrued liabilities	(64,187)	6,590
Net cash provided(used)by operation activities	(677,169)	22,408

Cash flows from investing activities:
Purchase of fixed assets	(78,895)	(167,762)
Proceeds from sale of fixed assets	39,000	-
Purchase of intangibles	(3,500)	-
Net cash used by investing activities	(43,395)	(167,762)

Cash flows from financing activities:
Repayment of debt	(16,981)	(176,991)
Net cash used by financing activities	(16,981)	(176,991)

Net decrease in cash and cash equivalents	(737,545)	(322,345)

Cash and cash equivalents at beginning of year	1,591,704	1,914,049

Cash and cash equivalents at end of year	$ 854,159	$ 1,591,704

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$ 4,422	$ 5,891
Income Taxes	$ 50	$ 50

The Accompanying Notes are an Integral

Part of the Financial Statements

CALIBRUS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Operations

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose is to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.  (See Note 2 – Concentrations of Risk).

Calibrus provides Third Party Verification (TPV) Services, Hosted Call Recording Services and Interactive Voice Response/Voice Recognition Unit (IVR/VRU) Services to some telecom, cable and insurance companies.

The Company has also in the past conducted outbound sales and customer service campaigns.  Although the Company does not have any current outbound calling campaign contracts it may again in the future.

Third Party Verification is the confirmation of a customer’s order by an independent third party.  This process protects both the customer and the company selling their service from fraud and slamming and/or cramming of products onto their lines.  Once a sale has been made the customer is transferred to an independent third party verification source such as Calibrus that will read a pre-determined script to which the customer will answer yes or no to verify their acceptance of the service.  This service has typically been performed for telecommunications providers.

Calibrus’ Hosted Call Recording service is easy to use and cost-effective and offers a number of features necessary for a superior call recording solution.  Calibrus’ Hosted Call Recording solutions are an alternative for companies that do not wish to invest in expensive hardware, maintenance, personnel and support of a technology based call recording system.

Our Hosted Call Recording Features include:

•

All Inclusive Pay-As-You-Go Pricing Model by the Minute or by the Transaction/Call

•

No Maintenance, Upgrade, Programming, Site/Seat Licensing or Change Fees

•

Call Record & File Access 24/7 Via a Secured Website for Easy Retrieval

•

Customized Reporting Options

•

High Quality Recording with Redundant Systems and Disaster Recovery

•

Compatible and Flexible Process can be used with Virtually Any System

•

Optional Quality Control Monitoring and Evaluation Services

IVR or Interactive Voice Response allows customers to offer customer service or verification services without the need of a live agent.  Calibrus’ automated IVR/VRU verification method provides customers with a pre-determined script to comply with each client’s unique verification requirements.

                                                                                                                   Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Our Automated IVR/VRU Features include:

•

    Dual Channel Recording to Eliminate the Loss of Interactions/Customer Statements

•

    Very Low Implementation and Ongoing Cost

•

    Simple to Set Up, Implement and Launch

•

    Close to Real-Time Call Record and File Retrieval and Posting

•

    Dedicated Management and IT Resources, 24/7 Availability

•

    Superior Value and Cost Competitive IVR Services

Our technology provides us with the ability to provide fully-integrated live voice, data, and automated services and combinations of services out of a unified platform.  Our system’s processes and functionality allow our IT staff to easily design and build systems that satisfy client’s process requirements.  Using our technology has allowed us to develop and build customized web-based solutions incorporating call recording, “click to call” and voice message broadcast functionality.

Reclassifications

Certain balances have been reclassified  in the accompanying financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates include, but are not limited to, calculation of the allowance for doubtful accounts, income taxes and depreciable lives of long lived assets.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.  As of December 31, 2008 and 2007, a provision for uncollectible trade accounts receivable has been established in the amounts of $50,000 and $61,000, respectively. The Company does not accrue interest charges or fees on delinquent accounts receivable. The accounts are generally unsecured.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2008 and 2007, depreciation expense was $157,566 and $313,824, respectively.

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Intangible Asset

The intangible asset is comprised of branding costs and the Company’s website. The intangible assets are being amortized on the straight-line method over its economic life, which is estimated to be seven (7) years.    As of December 31, 2008 the amount related to the Company’s branding cost has been fully amortized.  Amortization expense for the years ended December 31, 2008 and 2007 was $9,669 and $45,864, respectively.

Advertising

We expense advertising and marketing costs as incurred.  Advertising costs include trade show fees, online advertising, etc.  Advertising expenses were approximately $183,000 and $154,000 for the years ended December 31, 2008 and 2007, respectively.

Capitalized Software Costs

The Company capitalizes software acquired from outside vendors and amortizes it over its expected useful life of three (3) years.

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis or an hourly basis, with revenue being recognized as the commission is earned.  The Company has in the past conducted and immaterial amount of outbound calling campaigns for customers.  Commission earned on these campaigns was recognized on a net basis in accordance with EITF 99-19. As the Company’s customers are primarily well established, creditworthy institutions, Management believes collectability is reasonably assured at the time of performance.  Inbound calls are defined as calls that Calibrus’ live agents or call recording systems receive.  Inbound calls for the last two years have accounted for 100% of Calibrus’ revenue.  Inbound calls include TPV, IVR/VRU and Hosted Call Recording services.  They are charged on a per minute basis or per call basis in accordance with the terms of the contract.  Calibrus invoices its customers monthly for the number of inbound calls handled or for the amount of time spent using our systems.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no material impact on the accompanying financial statements.

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

Deferred income taxes are provided on the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects on the changes in tax laws and rates of the date of enactment.  Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.

Fair Value

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature.

Research and Development

Research and development expenses include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. We have determined that technological feasibility for our software products is reached shortly before the products are released.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, using the treasury stock method.

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Earnings per Share (Continued)

The following data shows the amounts used in computing diluted earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                                                                                                Year Ended December 31,

                                                                                                               2008                               2007

                                                                                                _______________         ________________

Income (Loss) available to common stockholders          $             (1,213,998)          $               (1,043,638)

                                                                                                _______________         ________________

Weighted average number of common shares

     used in basic earnings per share.                                                  6,794,600                            6,794,600

Effect of dilutive securities:

          Stock options                                                                                       -                                          -

          Stock warrants                                                                                     -                                          -

                                                                                                _______________         ________________

Weighted average number of common shares

and dilutive potential common stock used in

diluted earnings per share.                                                               6,794,600                             6,794,600

                                                                                                ===============         ================

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For year ended December 31, 2008 the Company had outstanding options to purchase 1,685,832 shares of common stock at a per share weighted average exercise price of $1.33.  For the year ended December 31, 2007 the Company had outstanding options to purchase 1,574,999 shares of common stock at a per share weighted average exercise price of $1.48.  Neither  amounts were included in the earnings per share calculation as they were anti-dilutive.  In addition, the Company did not include warrants to purchase 691,104 shares of common stock at a price of $1.00 per share in the earnings per share calculation as they were anti-dilutive.

Stock-Based Compensation

The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the years ended December 31, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted in prior years if not fully vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Stock-Based Compensation (Continued)

The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

    Expected term is determined using an average of the contractual term and vesting period of the award;

    Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award;

Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

·

Forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. The Company does not expect SFAS No. 141R will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect SFAS No. 161 will have a material impact on its financial statements.

                                                                                                                   Note 1

Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Pending Accounting Pronouncements (Continued)

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our financial position and results of operations.

Note 2

Concentrations of Risk

During the year ended December 31, 2008, the Company rendered a substantial portion of its services to its two largest customers representing 54% and 25% of total revenues.  As of December 31, 2008, the amounts due from these customers were $464,984 and $199,956, respectively.

During the year ended December 31, 2007, the Company rendered a substantial portion of its services to its two largest customers representing 61% and 22% of total revenues.  As of December 31, 2007, the amounts due from these customers were $499,114 and $173,222, respectively.

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At December 31, 2008 and 2007, the Company had uninsured cash and cash equivalents in the approximate amounts of $641,000 and $1,404,000, respectively.

Note 3

Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Computer hardware	$ 2,102,086	$ 2,065,072
Furniture and fixtures	229,728	229,728
Leashold improvements	153,555	165,377
Software costs	1,178,575	1,178,575
	3,663,944	3,638,752
Less: accumulated depreciation	(3,498,523)	(3,351,816)

	$ 165,421	$ 286,936

Note 4

Intangible Asset

At December 31, 2008 and 2007, the intangible asset consists of:

	2008	2007

Branding costs	$321,343	$321,343
Website development	17,540	14,040
Less: accumulated amortization	(335,770)	(326,101)

	$ 3,113	$ 9,282

Amortization expense for the years ended December 31, 2008 and 2007 was $9,669 and $45,864, respectively.

On an annual basis, the Company reviews the valuation of its intangible assets. As part of this review, the Company estimates the net realizable value of its intangible assets and assesses whether the unamortized balance can be recovered through expected future cash flows over the remaining life of the asset. As of December 31, 2008, the Company’s intangible asset related to branding costs is fully amortized.

Note 5

Notes Payable

As of December 31, 2008 and 2007 notes payable were comprised of the following:

2008	2007

Note payable to Biltmore Bank of Arizona, interest at prime plus1.5%, (8.75% at December 31, 2007), principal payments of $3,111 plus interest due monthly, due in full June, 2008; collateralized by equipment.	-	$ 16,981
	-	16,981

Less: current portion	-	(16,981)

	$ -	$ -

Note 5

Notes Payable (Continued)

In addition, as of December 31, 2007, the Company had an available $600,000 line of credit at Biltmore Bank of Arizona. Interest only payments at the rate of prime plus 1.5% (8.75 % at December 31, 2007) are due monthly. Principal is due in full on June 1, 2008. The line of credit was cancelled in June 2008.

Note 6

Accrued Liabilities

Accrued Liabilities

Accrued liabilities as of December 31, 2008 and 2007 consist of:
	2008	2007

Payroll and related taxes	$115,080	$162,085
Deferred rent	33,118	49,555
Accrued vacation	42,538	40,981
Other accrued expenses	26,506	28,808

	$ 217,242	$ 281,429

Note 7

Income Taxes

At December 31, 2008 and 2007, deferred tax assets (liabilities) consist of the following:

	2008	2007
Current portion:
Operating loss carryforwards	$ 1,067,829	$ 627,549
Allowance for doubtful accounts	19,498	23,796
Accrued vacation	(12,915)	15,987
Deferred rent expense	16,588	(19,332)
	1,091,000	648,000
Less: valuation allowance	(1,091,000)	(648,000)

Deferred tax asset-current portion	$ -	$ -

Long-term portion:
Depreciation and amortization	$ 28,000	$ 60,000
Less: valuation allowance	(28,000)	(60,000)

Deferred tax asset-long term portion	$ -	$ -

Note 7

Income Taxes (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2008, the Company has net federal operating loss carryforwards of approximately $2,738,000. The net operating loss carry forwards may be applied against future taxable income. The net operating loss carryforwards expire through December 31, 2023 for federal income tax purposes and December 31, 2013 for state income tax purposes.

During the year ended December 31, 2008, the Company determined that it was more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has established a valuation allowance as of December 31, 2008 in the approximate amount of $1,119,000. The valuation allowance is equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Federal Tax Benefit (Expense) at Statutory Rates	$ 361,000	$ 130,000
State Tax Benefit (Expense) at Statutory Rates	53,000	20,000
Meals and Entertainment	(3,000)	(3,000)
Valuation Allowance Adjustment	(411,000)	(708,000)

Net Deferred Tax Benefit (Expense)	$ -	$ (561,000)

Note 8

Commitments and Contingencies

Operating Leases

The Company leased office space in Tempe, Arizona, under two five (5) year operating lease agreements expiring in 2010, at a combined current rate of approximately $59,000 per month.  During the year ended December 31, 2008 the company cancelled one of its operating leases.  As a result of this cancellation the Company incurred a onetime termination fee in the amount of $193,688.  The termination charge is included in rent expense for the period ended December 31, 2008.  The remaining office location has a current rate of approximately $30,000 per month.

The Company leases office equipment under various operating lease agreements expiring through June 2011, at rates ranging from $269 to $754 per month.

Total rent expense under the aforementioned operating leases was approximately $1,017,750  and $712,021 for the years ended December 31, 2008 and 2007, respectively.

F-1

Note 8

Commitments and Contingencies (Continued)

A schedule of future minimum lease payments is as follows:

Year Ending
December 31,	Amount
2009	$373,567
2010	313,351
2011	3,768

$690,686

Employment Agreements

Calibrus has employment contracts with all officers and key employees of the Company.  All of our employment agreements contain language assigning all inventions over to Calibrus and non-compete agreements.  Additionally, upon termination, if not for cause and Calibrus is cash flow and earnings positive, our officers and key employees will receive up to three months salary as severance. On a change of control of Calibrus, which results in termination of the officer or key employee and Calibrus is cash flow positive and has a positive earnings per share at the time of the change of control, the officer or key employee will receive a three months salary as severance based on the officers or employees’ current salary.  Employment contracts are entered into for two, three or four year periods with automatic two, three or four one year extensions depending on the officer or key employee.  A summary of the officers employment contract are below:

Employee	Beginning Date	End Date	Annual Salary	Renewal Term
Jeff W. Holmes	1/1/2005	12/31/2009	$ 220,000	(4) one year extensions

Greg W. Holmes	1/1/2005	12/31/2009	$ 150,000	(4) one year extensions
Kevin J. Asher	2/5/2008	2/4/2010	$ 130,000	(2) one year extensions
Tom Harker	1/10/2007	1/9/2011	$ 140,000	(3) one year extensions
Michael Brande	1/10/2007	1/9/2011	$ 105,000	(3) one year extensions
Michael Rae	1/10/2007	1/9/2011	$ 90,000	(3) one year extensions
Jim Stockert	9/26/2005	9/25/2009	$ 80,000	(4) one year extensions
Kelly Robinson	6/28/2004	6/28/2008	$ 90,000	(4) one year extensions

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2008 and 2007.

Note 9

Stockholders’ Equity

Warrants

As of December 31, 2008, the Company had 691,104 warrants to purchase common stock outstanding. All of the warrants are convertible into one share of common stock at a price of $1.00 per share. The warrants carry an exercise term of seven (7) years. All of the warrants are vested and exercisable as of December 31, 2008. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December

31, 2006	691,104	$ 1.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2007	691,104	1.00
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2008	691,104	$ 1.00	0.63	$ -

Exercisable at December 31, 2008	691,104	$ 1.00	0.63	$ -

The fair value of each warrant granted is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

Prior Years
Expected Volatitlity	0%
Risk-free interest rate	2.25%
Expected dividends	-
Expected life	7 years
Fair value	$ -

Options

As of December 31, 2008 and 2007, the Company has adopted two Stock Options Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2007 the Company increased the number of options available for grant under the 2001 Non-Qualified Stock Option Plan and Incentive Stock Option Plan by 1,425,000 and 725,000 options, respectively.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 1,450,000 shares of common stock. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

The following is a table of activity for all options granted under these Plans, as well as 65,000 options granted outside the Plan which have expired as of December 31, 2008:

Note 9

Stockholders’Equity (Continued)

Options (Continued)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	1,539,999	$ 1.42

Granted	135,000	1.52
Exercised	-	-
Forfeited	(100,000)	1.00

Options outstanding at December 31, 2007	1,574,999	1.48

Granted	615,000	1.00
Exercised	-	-
Forfeited	(504,167)	1.41

Options outstanding at December 31, 2008	1,685,832	$ 1.33	3.06	$ -

Options exercisable at December 31, 2008	1,685,832	$ 1.33	3.06	$ -

The total fair value of the options vested during the year ended December 31, 2008 was $170,223.

A summary of the status of the Entity’s non-vested options as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

	Options	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	-	$ -

Granted	615,000	0.28

Vested	(615,000)	0.28

Forfeited	-	-

Non-vested at December 31, 2008	-	$ -

Note 9

Stockholders’Equity (Continued)

Options (Continued)

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007
Expected Volatility	27.4 - 28.8%	15.00%
Risk-free interest rate	1.26 - 2.08%	5.03%
Expected dividends	-	-
Expected life	5 years	5 years

Value per option	$0.28	$0.07