Form 10-Q
period 2009-03-31
CALIBRUS, INC.
filed 2009-05-20
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
CALIBRUS, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	000-53408	86-0970023
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1225 W. Washington Street, Suite 213, Tempe AZ 85281
(Address of Principal Executive Office) (Zip Code)

(602) 778-7516
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not been fazed into the Interactive Data reporting system.

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The number of shares of the issuer’s Common Stock outstanding as of April 20, 2009 is 6,794,600.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$735,086	$854,159
Accounts receivable - trade, net	925,643	799,311
Prepaid expenses	89,943	124,192
Total Current Assets	1,750,672	1,777,662

Property and equipment, net	146,286	165,421
Deposits	29,869	34,382
Intangible asset, net	2,042	3,113

Total Assets	$1,928,869	$1,980,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$359,245	$301,397
Accrued liabilities	230,945	217,242

Total Current Liabilities	590,190	518,639
Total Liabilities	590,190	518,639

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding at March 31, 2009
and December 31, 2008	6,795	6,795
Additional paid-in capital	4,631,544	4,631,544
Accumulated deficit	(3,299,660)	(3,176,400)

Total Stockholders' Equity	1,338,679	1,461,939

Total Liabilities and Stockholders' Equity	$1,928,869	$1,980,578

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Revenues	$1,310,363	$1,453,029

Cost of revenues	529,435	757,330

Gross profit	780,928	695,699

Research and development expense	282,492	-
General and administrative expenses	622,980	1,005,355

Loss from Operations	(124,544)	(309,656)
Other Income (Expense):
Interest income	1,284	8,960
Interest expense	-	(439)
	1,284	8,521
Loss before income taxes	(123,260)	(301,135)

Income tax benefit (expense) - deferred	-	-

Net Loss	$(123,260)	$(301,135)
Income (Loss) per Common Share: (Note 1)
Basic and Dilutied	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding:	6,794,600	6,794,600

The Accompanying Notes are an Integral
 Part of these Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net Loss	$(123,260)	$(301,135)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	31,041	64,872
Changes in assets and liabilities:
Accounts receivable - trade	(126,332)	(196,734)
Prepaid expenses	34,249	40,751
Deposits	4,513	-
Accounts payable - trade	57,848	69,807
Accrued liabilities	13,703	24,759
Net cash used by operating activities	(108,238)	(297,680)
Cash flows from investing activities:
Purchase of fixed assets	(10,835)	(27,608)
Purchase of intangible assets	-	(3,500)
Net cash used by investing activities	(10,835)	(31,108)
Cash flows from financing activities:
Repayment of debt	-	(12,444)
Net cash used by financing activities	-	(12,444)

Net decrease in cash and cash equivalents	(119,073)	(341,232)
Cash and cash equivalents at beginning of period	854,159	1,591,704

Cash and cash equivalents at end of period	$735,086	$1,250,472

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$439
Income taxes	$50	$-

     The Accompanying Notes are an Integral Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

     The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

     Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada. The Company’s principal business purpose is to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share:

     Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Loss available to common stockholders	$(123,260)	$(301,135)
Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600
Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three month periods ended March 31, 2009 and 2008 the Company had outstanding options to purchase 1,685,832 and 1,349,999 shares of common stock at a per share weighted average exercise price of $1.33 and $1.51, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include in either period warrants to purchase 691,104 shares of common stock at a price of $1.00 per share in the earnings per share calculation as they were anti-dilutive.

Revenue Recognition

     Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned. As the Company’s customers are primarily well established, creditworthy institutions, Management believes collectability is reasonably assured at the time of performance.

Stock-Based Compensation:

     The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

Income Taxes:

     The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, in accordance with APB Opinion No. 28, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment may be required in determining the Company’s effective tax rate and in evaluating our tax positions.

     The effective income tax rate of 0% for the three months ended March 31, 2009 and 2008 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods. The tax benefit generated by the net operating losses at the effective income tax rate should have been approximately $47,000 and $114,000 as of March 31, 2009 and 2008, respectively. However, these benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.

Pending Accounting Pronouncements:

     There have been no recent accounting pronouncements issued which would have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.

Overview

Our performance for the three months ended March 31, 2009 continued to reflect the overall decline in the Third Party Verification business as a whole. Fortunately, we have been able to significantly reduce our operating expenses to be more inline with our current revenue rate although we continue to experience operating losses. We have also continued to increase our research and development expenditures in an effort to diversify our business offerings and generate alternative revenue sources.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended
	March 31,
	2009		2008
		(Unaudited)
Revenue	$1,310,363	100.0%	$1,453,029	100.0%
Cost of Goods Sold	529,435	40.4%	757,330	52.1%
Gross Profit	780,928	59.6%	695,699	47.9%
Research and Development	282,492	21.6%	-	0.0%
General and Administrative Expenses	622,980	47.5%	1,005,355	69.2%
Loss from Operations	(124,544)	-9.5%	(309,656)	-21.3%
Interest Income	1,284	0.1%	8,960	0.6%
Interest Expense	-	0.0%	(439)	0.0%
Net Loss	$(123,260)	-9.4%	$(301,135)	-20.7%

Liquidity and Capital Resources

As of March 31, 2009 we had cash on hand of $735,086 and working capital of $1,160,482. Historically the Company was able to fund operations through the generation of positive cash flow from its business operations. The Company is currently using cash in its operations. The Company believes it has sufficient cash to fund its operations through at least the next twelve months. If the Company is not able to return its operations to profitability it will need to raise additional capital. This capital will be obtained through the sale of its common stock or from shareholder loans, although there is no guarantee such funds will be available, or if available, on terms acceptable to management.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenue – Revenue decreased 9.82% to $1,310,363 million for the three months ended March 31, 2009, which we refer to as “1st quarter 2009,” from $1,453,029 million for the three months ended March 31, 2008, which we refer to as “1st quarter 2008.” The decrease was due to the continued decline of Third Party Verification business.

Cost of Revenue – Cost of Revenues decreased 30.09% to $529,435 for the 1st quarter 2009, from $757,330 for the 1st quarter 2008. The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business. Of the $529,435 reduction, approximately 30% was attributable to reduced sales and approximately 70% was attributable to cost reductions.

Gross Profit – Gross profit increased to $780,928 in the 1st quarter 2009 from $695,699 in the 1st quarter 2008 and the gross profit margin increased to 59.6% from 47.9% in the respective periods. The increase in the gross profit and gross profit margin during the 1st quarter 2009 was primarily due to the Company’s reduction of fixed expenses related to its Third Party Verification business and higher percentage of call recording business which has higher profit margins. Of the $780,928 increase, approximately 80% was attributable to cost reductions and approximately 20% was attributable to increased margin business.

Research and Development – Research and development expenses increased to $282,492 in the 1st quarter of 2009 from $0 in the 1st quarter of 2008. This is a result of the Company’s effort to diversify its product offerings and generate additional streams of revenue as the Company’s core business continues to decline.

General and Administrative Expenses – General and administrative expense decreased 38.03% to 622,980 in the 1st quarter of 2009 from $1,005,355 in the 1st quarter of 2008. The reduction was primarily due the Company consolidating its operations into one facility during the 4th quarter of 2008. The Company has also reduced its administrative salaries and wages.

Net Loss – Net loss decreased 59.07% to $123,260 in the 1st quarter of 2009 from a net loss of $301,135 in the 1st quarter of 2008. This decrease was due to the Company’s reduced expenses as discussed above.

Forward-Looking Statements

We have made forward-looking statements in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed search for new business opportunities and future costs of operations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the difficulty in locating new business opportunities, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs. Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 during the three months ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

                None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By: /s/ Jeff W. Holmes	Date: May 20, 2009
Jeff W. Holmes, CEO

By: /s/ Kevin J Asher	Date: May 20, 2009
Kevin J. Asher, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                               Title                                                                 Date

/s/ Jeff W. Holmes	Director, CEO	May 20, 2009
Jeff W. Holmes

/s/ Kirk Blosch	Director	May 20, 2009
Kirk Blosch

/s/ Christian Hoffmann, III	Director	May 20, 2009
Christian Hoffmann, III

/s/ Charles House	Director	May 20, 2009
Charles House