Form 10-Q
period 2009-06-30
CALIBRUS, INC.
filed 2009-08-14
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
or

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

The number of shares of the issuer’s Common Stock outstanding as of August 11, 2009 is 6,794,600.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

                                               Condensed  Balance Sheets – As of June 30, 2009 (Unaudited)  and December 31, 2008
                                               Condensed Statements of Operations (Unaudited) – Three Months and Six Months Ended June 30, 2009 and 2008
                       Condensed Statements of Cashflows (Unaudited) – Six Months Ended June 30, 2009 and 2008
                       Notes to Condensed Financial Statements

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.                      Quantative and Qualitative Disclosure About Market Risk

Item 4.                      Controls and Procedures

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

Item 1A.              Risk Factors

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.                 Defaults Upon Senior Securities

Item 4.                 Submission of Matters to a Vote of Security Holders

Item 5.                 Other Information

Item 6.                 Exhibits

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$568,977	$854,159
Accounts receivable - trade, net	789,703	799,311
Prepaid expenses	41,720	124,192

Total Current Assets	1,400,400	1,777,662

Property and equipment, net	120,028	165,421
Software development	115,654	-
Deposits	29,870	34,382
Intangible asset, net	1,750	3,113

Total Assets	$1,667,702	$1,980,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$306,580	$301,397
Accrued liabilities	201,404	217,242

Total Current Liabilities	507,984	518,639

Total Liabilities	507,984	518,639

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding at June 30, 2009
and December 31, 2008	6,795	6,795
Additional paid-in capital	4,631,544	4,631,544
Accumulated deficit	(3,478,621)	(3,176,400)

Total Stockholders' Equity	1,159,718	1,461,939

Total Liabilities and Stockholders' Equity	$1,667,702	$1,980,578

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Revenues	$1,115,261	$1,395,283	$2,425,624	$2,848,312

Cost of revenues	448,062	690,196	977,497	1,447,526

Gross profit	667,199	705,087	1,448,127	1,400,786

Research and development expense	262,993	-	545,485	-
General and administrative expenses	583,862	1,162,907	1,206,842	2,168,262

Loss from Operations	(179,656)	(457,820)	(304,200)	(767,476)

Other Income (Expense):
Interest income	695	6,143	1,979	15,103
Interest expense	-	(3,571)	-	(4,010)

	695	2,572	1,979	11,093

Loss before income taxes	(178,961)	(455,248)	(302,221)	(756,383)

Income tax benefit (expense)	-	-	-	-

Net Loss	$(178,961)	$(455,248)	$(302,221)	$(756,383)

Loss per Common Share: (Note 1)
Basic and Dilutied	$(0.03)	$(0.07)	$(0.04)	$(0.11)

Weighted Average Common Shares Outstanding:	6,794,600	6,794,600	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(302,221)	$(756,383)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	61,294	99,590
Bad debt expense	(43,534)	-
Changes in assets and liabilities:
Accounts receivable - trade	53,142	(311,415)
Prepaid expenses	82,472	92,243
Deposits	4,512	-
Accounts payable - trade	5,183	36,248
Accrued liabilities	(15,838)	177,488

Net cash used by operating activities	(154,990)	(662,229)

Cash flows from investing activities:
Purchase of fixed assets	(14,538)	(36,331)
Purchase of software development	(115,654)	-

Net cash used by investing activities	(130,192)	(36,331)

Cash flows from financing activities:
Repayment of debt	-	(16,981)

Net cash used by financing activities	-	(16,981)

Net decrease in cash and cash equivalents	(285,182)	(715,541)

Cash and cash equivalents at beginning of period	854,159	1,591,704

Cash and cash equivalents at end of period	$568,977	$876,163

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$4,010
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe such disclosures are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Loss available to common stockholders	$(302,221)	$(756,383)

Weighted average number of common shares
used in basic loss per share	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted loss per share	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  For the six month periods ended June 30, 2009 and 2008 the Company had outstanding options to purchase 1,525,832 and 1,414,999 shares of common stock at a per share weighted average exercise price of $1.31 and $1.51, respectively, which were not included in the loss per share calculation as they were anti-dilutive.  In addition, the Company did not include in either period warrants to purchase 691,104 shares of common stock at a price of $1.00 per share in the loss per share calculation as they were anti-dilutive.

Capitalized Software Costs:

The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards No. 86, " Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed " ("SFAS 86").

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions collectability is reasonably assured at the time of performance.

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

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

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

The effective income tax rate of 0% for the six months ended June 30, 2009 and 2008 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  The tax benefit generated by the net operating losses at the effective income tax rate should have been approximately $108,000 and $272,000 as of June 30, 2009 and 2008, respectively.  However, these benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.

Recently Issued Accounting Pronouncements and Adopted Accounting:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our financial position or results of operations. We evaluated subsequent events through the date of the filing of this report.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

Overview

Our performance for the three months and six months ended June 30, 2009 continued to reflect the overall decline in the Third Party Verification business as a whole. Fortunately, we have been able to significantly reduce our operating expenses to be more in line with our current revenue rate. As such, for the six months and three months ended June 30, 2009 we are operating our existing TPV business at a small profit. We have also continued to increase our research and development expenditures in an effort to diversify our business offerings and generate alternative revenue sources. The product under development is an interactive/social networking website community that will allow communication and expression among its users. The product is currently in the beta testing phase. As a result of these research and development expenses the Company is continued to operate at a net loss.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Six Months Ended					Three Months Ended
	June 30,					June 30,
	2009			2008		2009			2008
			(Unaudited)					(Unaudited)
Revenue	$2,425,624	100.0%		$2,848,312	100.0%	$1,115,261	100.0%		$1,395,283	100.0%
Cost of Goods Sold	977,497	40.3%		1,447,526	50.8%	448,062	40.2%		690,196	49.5%
Gross Profit	1,448,127	59.7%		1,400,786	49.2%	667,199	59.8%		705,087	50.5%
Research and Development	545,485	22.5%		-	0.0%	262,993	23.6%		-	0.0%
General and Administrative Expenses	1,206,842	49.8%		2,168,262	76.1%	583,862	52.4%		1,162,907	83.3%
Loss from Operations	(304,200)	-12.5%		(767,476)	-26.9%	(179,656)	-16.1%		(457,820)	-32.8%
Interest Income	1,979	0.1%		15,103	0.5%	695	0.1%		6,143	0.4%
Interest Expense	-	0.0%		(4,010)	-0.1%	-	0.0%		(3,571)	-0.3%
Net Loss	$(302,221)	-12.5%		$(756,383)	-26.6%	$(178,961)	-16.0%		$(455,248)	-32.6%

Liquidity and Capital Resources

As of June 30, 2009 we had cash on hand of $568,977 and working capital of $892,416.  Historically, the Company was able to fund operations through the generation of positive cash flow from its business operations.  The Company is currently using cash in its operations.  The Company believes it has sufficient cash to fund its operations through at least the next twelve months.  If the Company is not able to return its operations to profitability, it will need to raise additional capital.  The Company plans to raise such capital through the sale of its common stock or from shareholder loans, although there is no guarantee such funds will be available, or if available, on terms acceptable to it.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenue – Revenue decreased 20.07% to $1,115,261 for the three months ended June 30, 2009, which we refer to as “2nd quarter 2009,” from $1,395,283 for the three months ended June 30, 2008, which we refer to as “2nd quarter 2008.”  The decrease was due to the continued decline of the Third Party Verification business.

Cost of Revenue – Cost of Revenue decreased 35.08% to $448,062 for the 2nd quarter 2009, from $690,196 for the 2nd quarter 2008.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $242,134 reduction, approximately 20% was attributable to reduced sales and approximately 80% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $667,199 in the 2nd quarter 2009 from $705,087 in the 2nd quarter 2008 and the gross profit margin increased to 59.82% from 50.53% in the respective periods. The decrease in the gross profit was directly related to lower sales levels.  The increase in gross profit margin during the 2nd quarter 2009 was primarily due to the Company’s reduction of fixed expenses related to its Third Party Verification business and higher percentage of call recording business which has higher profit margins.

Research and Development – Research and development expenses increased to $262,993 in the 2nd quarter of 2009 from $0 in the 2nd quarter of 2008.  This is a result of the Company’s effort to diversify its product offerings and generate additional streams of revenue as its core business continues to decline.

General and Administrative Expenses – General and administrative expense decreased 49.79% to 583,862 in the 2nd quarter of 2009 from $1,162,907 in the 2nd quarter of 2008.  The reduction was primarily due the Company consolidating its operations into one facility during the 4th quarter of 2008, which accounts for approximately 85% of the total reduction.  The remaining 15% was a result of a reduction in administrative salaries and wages.

Net Loss – Net loss decreased 60.69% to $178,961 for the 2nd quarter of 2009 from a net loss of $455,248 in the 2nd quarter of 2008.  This decrease was due to the Company’s reduced expenses as discussed above.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenue – Revenue decreased 14.84% to $2,425,624 for the six months ended June 30, 2009, which we refer to as “Half Year 2009,” from $2,848,312 for the six months ended June 30, 2008, which we refer to as “Half Year 2008.”  The decrease was due to the continued decline of Third Party Verification business.

Cost of Revenue – Cost of Revenue decreased 32.47% to $977,497 for the Half Year 2009, from $1,447,526 for the Half Year 2008.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $470,029 reduction, approximately 20% was attributable to reduced sales and approximately 80% was attributable to cost reductions.

Gross Profit – Gross profit increased to $1,448,127 in the Half Year 2009 from $1,400,786 in the Half Year 2008 and the gross profit margin increased to 59.7% from 49.18% in the respective periods. The increase in the gross profit and gross profit margin during the Half Year 2009 was primarily due to the Company’s reduction of fixed expenses related to its Third Party Verification business and higher percentage of call recording business which has higher profit margins.  Of the $47,341 increase, approximately 80% was attributable to cost reductions and approximately 20% was attributable to increased margin business.

Research and Development – Research and development expenses increased to $545,485 in the Half Year 2009 from $0 in the Half Year 2008.  This is a result of the Company’s effort to diversify its product offerings and generate additional streams of revenue as the Company’s core business continues to decline.

General and Administrative Expenses – General and administrative expense decreased 44.34% to 1,206,842 in the Half Year of 2009 from $2,168,262 in the Half Year of 2008.  The reduction was primarily due the Company consolidating its operations into one facility during the 4th quarter of 2008 which accounted for approximately 90% of the total reduction.  The Company has also reduced its administrative salaries and wages which accounts for the remaining 10% reduction.

Net Loss – Net loss decreased 60.04% to $302,221 in the Half Year of 2009 from a net loss of $756,383 in the Half Year of 2008.  This decrease was due to the Company’s reduced expenses as discussed above.

Forward-Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our beliefs and assumptions and on information currently available to us.  Forward-looking statements include the information concerning our possible or assumed search for new business opportunities and future costs of operations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 during the six months ended June 30, 2009.

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

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.
By: Jeff W Holmes Jeff W. Holmes, CEO	Date: August 14, 2009
By: Kevin J. Asher Kevin J. Asher, CFO	Date: August 14, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                                                       Title                                   Date

Jeff W. Holmes Jeff W. Holmes	Director, CEO	August 14, 2009
Kirk Blosch Kirk Blosch	Director	August 14, 2009
Christian J. Hoffmann, III Christian J. Hoffmann, III	Director	August 14, 2009
Charles House Charles House	Director	August 14, 2009