Form 10-Q/A
period 2009-06-30
CALIBRUS, INC.
filed 2009-08-14
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Ammendment No: 1
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

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.
By: /s/ Jeff W Holmes Jeff W. Holmes, CEO	Date: August 14, 2009
By: /s/ Kevin J. Asher Kevin J. Asher, CFO	Date: August 14, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                                                       Title                                   Date

/s/ Jeff W. Holmes Jeff W. Holmes	Director, CEO	August 14, 2009
/s/ Kirk Blosch Kirk Blosch	Director	August 14, 2009
/s/ Christian J. Hoffmann, III Christian J. Hoffmann, III	Director	August 14, 2009
/s/ Charles House Charles House	Director	August 14, 2009