Form 10-Q
period 2009-09-30
CALIBRUS, INC.
filed 2009-11-13
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
or

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

The number of shares of the issuer’s Common Stock outstanding as of November 1, 2009 is 6,794,600.

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
Yes [  ]  No  [  ]

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

Condensed  Balance Sheets – As of September 30, 2009 (Unaudited)  and December 31, 2008
Condensed Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2009 and 2008
Condensed Statements of Cashflows (Unaudited) – Nine Months Ended September 30, 2009 and 2008
Notes to Condensed Financial Statements

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results from Operations

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

Item 4.                      Controls and Procedures

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings

Item 1A.              Risk Factors

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.                 Defaults Upon Senior Securities

Item 4.                 Submission of Matters to a Vote of Security Holders

Item 5.                 Other Information

Item 6.                 Exhibits

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$275,571	$854,159
Accounts receivable - trade, net	723,520	799,311
Prepaid expenses	60,761	124,192

Total Current Assets	1,059,852	1,777,662

Property and equipment, net	102,821	165,421
Software development	537,731	-
Deposits	29,870	34,382
Intangible asset, net	1,458	3,113

Total Assets	$1,731,732	$1,980,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable - trade	$329,178	$301,397
Accrued liabilities	202,160	217,242

Total Current Liabilities	531,338	518,639

Total Liabilities	531,338	518,639

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding at September 30, 2009
and December 31, 2008	6,795	6,795
Additional paid-in capital	4,631,544	4,631,544
Accumulated deficit	(3,437,945)	(3,176,400)

Total Stockholders' Equity	1,200,394	1,461,939

Total Liabilities and Stockholders' Equity	$1,731,732	$1,980,578

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Revenues	$1,023,829	$1,371,179	$3,449,453	$4,219,491

Cost of revenues	429,409	659,653	1,406,906	2,107,179

Gross profit	594,420	711,526	2,042,547	2,112,312

Research and development expense	-	-	545,485	-
General and administrative expenses	554,121	803,293	1,760,963	2,971,555

Income (loss) from Operations	40,299	(91,767)	(263,901)	(859,243)

Other Income (Expense):
Interest income	377	3,075	2,356	18,178
Interest expense	-	(191)	-	(4,201)

	377	2,884	2,356	13,977

Income (loss) before income taxes	40,676	(88,883)	(261,545)	(845,266)

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (loss)	$40,676	$(88,883)	$(261,545)	$(845,266)

Income (loss) per Common Share: (Note 1)
Basic	$0.01	$(0.01)	$(0.04)	$(0.12)
Diluted	$0.01	$(0.01)	$(0.04)	$(0.12)

Weighted Average Common Shares Outstanding:
Basic	6,794,600	6,794,600	6,794,600	6,794,600
Diluted	6,794,600	6,794,600	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(261,545)	$(845,266)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	92,277	133,966
Bad debt expense	(50,772)	-
Changes in assets and liabilities:
Accounts receivable - trade	126,563	(235,057)
Prepaid expenses	63,431	116,352
Deposits	4,512	-
Accounts payable - trade	27,781	62,177
Accrued liabilities	(15,082)	(24,757)

Net cash used by operating activities	(12,835)	(792,585)

Cash flows from investing activities:
Purchase of fixed assets	(28,022)	(36,864)
Capitalization of software development	(537,731)	-

Net cash used by investing activities	(565,753)	(36,864)

Cash flows from financing activities:
Repayment of debt	-	(16,981)

Net cash used by financing activities	-	(16,981)

Net decrease in cash and cash equivalents	(578,588)	(846,430)

Cash and cash equivalents at beginning of period	854,159	1,591,704

Cash and cash equivalents at end of period	$275,571	$745,274

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$4,201
Income taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

Earnings per Share:

            Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the three month period ended September 30, 2009, none of the potentially dilutive securities were deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Loss available to common stockholders	$40,676	$(88,883)	$(261,545)	$(845,266)

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the nine month periods ended September 30, 2009 and 2008 the Company had outstanding options to purchase 1,525,832 and 1,414,999 shares of common stock at a per share weighted average exercise price of $1.31 and $1.51, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, the Company did not include, for the period ended September 30, 2008, warrants to purchase 691,104 shares of common stock at a price of $1.00 per share in the earnings per share calculation as they were anti-dilutive.  During the period ended September 30, 2009 the 691,104 warrants expired.

Capitalized Software Costs:

The Company capitalizes certain software costs in accordance with “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”.  The product under development is still in the development and has not reached marketability.  Upon completion of the project the capitalized costs will be amortized over the estimated economic life of the product.

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

Stock-Based Compensation:

The Company has stock-based compensation plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the Black Scholes Pricing Model. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Assumptions used in the Black Scholes Pricing Model to estimate compensation expense are determined as follows:

•	Expected term is determined using an average of the contractual term and vesting period of the award;

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award;

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

The effective income tax rate of 0% for the nine months ended September 30, 2009 and 2008 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  The tax benefit generated by the net operating losses at the effective income tax rate should have been approximately $102,000 and $330,000 as of September 30, 2009 and 2008, respectively.  However, these benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.

Pending Accounting Pronouncements:

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 became effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued a new accounting pronouncement found under Accounting Standards Codification (“ASC”) Topic 855-10 regarding subsequent events (formerly SFAS 165) which defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  We have evaluated all subsequent events through the date of this filing.

Subsequent Events:

Subsequent to September 30, 2009 the Company commenced the sale of up to $750,000 in convertible debentures through a private placement memorandum.  The offering consists of 150 units consisting of five thousand dollars ($5,000)  in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underling Unit, are converted into shares of the Company’s common stock.  The minimum investment per subscriber is $5,000 unless waived by Calibrus.  Through the date of this filing the Company has raised $210,000 of the $750,000 offering.

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

Overview

Our performance for the three months and nine months ended September 30, 2009 continued to reflect the overall decline in the Third Party Verification business as a whole.   Fortunately, we have been able to significantly reduce our operating expenses to be more inline with our current revenue rate.  As such, for the nine months and three months ended September 30, 2009 we are operating our existing TPV business at a small profit, before considering our Research and Development expense, and generated net income of $40,676 for the three months ended September 30, 2009.  We have also continued to increase expenditures in an effort to diversify our business offerings and generate alternative revenue sources.  The product under development is a social expression website to be called JabberMonkey and is currently in the beta testing phase.  Expenditures related to this project were expensed through research and development expense through May of 2009.  Expenditures related to the project from June 2009 through the date of this filing have been capitalized.  As a result of these expenditures the company is continuing to operate at a net loss for the nine months ended September 30, 2009.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Nine Months Ended				Three Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	(Unaudited)				(Unaudited)
Revenue	$ 3,449,453	100.0%	$ 4,219,491	100.0%	$ 1,023,829	100.0%	$ 1,371,179	100.0%
Cost of Goods Sold	1,406,906	40.8%	2,107,179	49.9%	429,409	41.9%	659,653	48.1%
Gross Profit	2,042,547	59.2%	2,112,312	50.1%	594,420	58.1%	711,526	51.9%
Research and Development	545,485	15.8%	-	0.0%	-	0.0%	-	0.0%
General and Administrative Expenses	1,760,963	51.1%	2,971,555	70.4%	554,121	54.1%	803,293	58.6%
Loss from Operations	(263,901)	-7.7%	(859,243)	-20.4%	40,299	3.9%	(91,767)	-6.7%
Interest Income	2,356	0.1%	18,178	0.4%	377	0.0%	3,075	0.2%
Interest Expense	-	0.0%	(4,201)	-0.1%	-	0.0%	(191)	0.0%
Net Loss	$ (261,545)	-7.6%	$ (845,266)	-20.0%	$ 40,676	4.0%	$ (88,883)	-6.5%

Liquidity and Capital Resources

As of September 30, 2009 we had cash on hand of $275,571 and working capital of $528,464.  Historically the Company was able to fund operations through the generation of positive cash flow from its business operations.  The Company is currently using cash in its operations.  The Company believes it has sufficient cash to fund its operations through at least the next twelve months although we will not be able to fund our current level of software development without additional capital.  If the Company is not able to return its operations to profitability it will need to raise additional capital.  This capital will be obtained through the sale of its common stock or from shareholder loans, although there is no guarantee such funds will be available, or if available, on terms acceptable to management.   Subsequent to September 30, 2009 the Company commenced the sale of up to $750,000 in convertible debentures through a private placement memorandum.  As of the date of filing the Company has raised $210,000 through the sale of the debentures.

Three Months Ended September30, 2009 compared to Three Months Ended September 30, 2008

Revenue – Revenue decreased 25.33% to $1,023,829 for the three months ended September 30, 2009, which we refer to as “3rd quarter 2009,” from $1,371,179 for the three months ended September 30, 2008, which we refer to as “3rd quarter 2008.”  The decrease was due to the continued decline of Third Party Verification business.

Cost of Revenue – Cost of Revenues decreased 34.90% to $429,409 for the 3rd quarter 2009, from $659,653 for the 3rd quarter 2008.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $230,244 reduction, approximately 20% was attributable to reduced sales and approximately 80% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $594,420 in the 3rd quarter 2009 from $711,526 in the 3rd quarter 2008, however the gross profit margin increased to 58.1% from 51.9% in the respective periods. The decrease in the gross profit was directly related to lower sales levels.  The increase in gross profit margin during the 3rd quarter 2009 was primarily due to the Company’s reduction of fixed expenses related to its Third Party Verification business and higher percentage of call recording business which has higher profit margins.

General and Administrative Expenses – General and administrative expense decreased 31.0% to $583,862 in the 3rd quarter of 2009 from $803,293 in the 3rd quarter of 2008.  The reduction was primarily due the Company consolidating its operations into one facility during the 4th quarter of 2008 which accounts for approximately 85% of the total reduction.  The remaining 15% was a result of a reduction in administrative salaries and wages.

Net Income (loss) – The Company recorded net income of $40,676 for the 3rd quarter 2009 compared to a ($88,883) net loss for the 3rd quarter 2008.  The difference of $129,559 was due to the Company’s net reduction of expenses as discussed above.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Revenue – Revenue decreased 18.3% to $3,449,453 for the nine months ended September 30, 2009 from $4,219,491 for the nine months ended September 30, 2008.  The decrease was due to the continued decline of Third Party Verification business.

Cost of Revenue – Cost of Revenues decreased 33.2% to $1,406,906 for the nine months ended September 30, 2009, from $2,107,179 for the nine months ended September 30, 2008.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $700,273 reduction, approximately 20% was attributable to reduced sales and approximately 80% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $2,042,547 for the nine months ended September 30, 2009 from $2,112,312 for the nine months ended September 30, 2008, however the gross profit margin increased to 59.2% from 50.1% in the respective periods. The decrease in the gross profit is related to reduced sales levels for the period. The increase in gross profit margin during the nine months ended September 30, 2009 was primarily due to the Company’s reduction of fixed expenses related to its Third Party Verification business and higher percentage of call recording business which has higher profit margins.

Research and Development – Research and development expenses increased to $545,485 in the nine months ended September 30, 2009 from $0 in the nine months ended September 30, 2008.  This is a result of the Company’s effort to diversify its product offerings and generate additional streams of revenue as the Company’s core business continues to decline.  The Company is still incurring expenses related to development, however subsequent to May 2009 these expenditures have been capitalized.

General and Administrative Expenses – General and administrative expense decreased 40.74% to $1,760,963 for the nine months ended September 30, 2009 from $2,971,555 for the nine months ended September 30, 2008.  The reduction was primarily due to the Company consolidating its operations into one facility during the 4th quarter of 2008 which accounted for approximately 90% of the total reduction.  The Company has also reduced its administrative salaries and wages which accounts for the remaining 10% reduction.

Net Loss – Net loss decreased 69.06% to $261,545 for the nine months ended September 30, 2009 from a net loss of $845,266 for the nine months ended September 30, 2008.  This decrease was due to the Company’s net reduction of expenses as discussed above.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.   The Company has identified the following risk factors in addition to those items listed in our Annual Report on Form 10-K.

Management focus will be on our JabberMonkey development which is a new business and we do not know if consumers will like the site or that we will be able to monetize the site to produce revenues.

Management made the determination in late 2008 that its existing business model was going to face continued revenue reduction due to the consolidation in the telecommunication industry.  As such, management set out to develop alternative business operations that utilized the core expertise of Calibrus employees and technology.  The result of this development was JabberMonkey, a social networking site that features interactive communications among its participants as opposed to the more traditional static pages found on most social networking sites.  As JabberMonkey will be the primary focus of the business going forward, investors in this Business will be placing their money in a company that has an unproven product, faces competition from well established and funded companies and has not shown that its product even works given Calibrus is only beginning the beta phase of development.  These factors create substantial risk for investors and the strong likelihood that any investment could result in the loss of an investor’s entire investment.

Our online product offering, JabberMonkey, is entering a very crowded social networking marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers none of which we possess.

Management has determined that the future direction of Calibrus will focus on its JabberMonkey offering.  This puts Calibrus’ business focus in a very competitive field dominated by several very large and well financed companies such as Facebook, MySpace and Twitter.  These companies have established an online presence and community that have become destinations in themselves and it will be difficult to make inroads into this space.  Calibrus will be dependent on a new twist to entry into this space but in the end, all social networking sites have similar features and it is likely that if any part of the Calibrus offering becomes compelling, the competitors will adjust their offerings to be directly competitive with Calibrus.  This creates substantial uncertainty on Calibrus’ ability to survive in this space or to be able to attract enough users to be able to monetize its site to produce revenues.

The revenue model for JabberMonkey requires we first obtain a sufficient number of users before we can sell advertisements or generate other revenue and it will take time to generate such users and to then monetize the site.

As a social networking site, JabberMonkey will be dependent on selling advertisements and finding other ways to monetize our users by selling add on services.  For a social networking or other internet site to be able to sell advertisements, they first must attract a sufficient number of users to gain the interest of advertisers in buying ads on a site.  It will take time and money to bring users to our site and there is no assurance any users will come to our site.  Currently, we have completed an alpha phase of development and have recently started our beta phase.  We do not plan on opening the site to the public until the first quarter of 2010 and would not expect to receive any revenue from the site until the end of 2010 at the earliest.  These time frames along with the general state of development of the JabberMonkey site makes any investment in Calibrus extremely risky.  The site may not work and if it works there can be no assurance any users will come to the site or that advertisers will want to advertise on the site or that Calibrus can monetize the JabberMonkey site.

Additionally, it will be costly to complete development and launch the site.  Investors will, therefore, be placing their investment in an extremely risky venture with the likelihood of losing their entire investment.

We have only completed the Alpha Phase of development of the JabberMonkey site and do not know if the site will work at full functionality or be a site consumers will want to use.

Calibrus has completed the alpha phase of development which was an initial deployment of the software and site and limited testing by a small group of users.  We have started the beta phase of development of JabberMonkey in the fourth quarter of 2009 with the hope of opening the site to the public in the first quarter of 2010.  At this time, we cannot say with certainty if the site will work on a larger scale or that unknown problems will not arise causing delays in the launch of the site or the site not working at all.  The beta phase of development will be used to work on the site and to test its functionality.  During the beta phase we hope to be able to fix any issues with the site.  At this time, we cannot say with certainty if the site will even work.  If the software and hardware we put in place over the next couple of months does not work, the JabberMonkey site will be delayed and we would have to raise additional capital to fix any problems.  There is no assurance we could raise additional capital or if we could raise additional capital at what cost.  Additional capital would most likely result in substantial dilution to investors in this offering.  Accordingly, investors making an investment at this time in Calibrus will be placing their money in an unproven product which may not function as described and could result in the loss of the investors’ entire investment.

We currently do not have any patents or trademarks associated with our JabberMonkey site and if we are not able to develop intellectual property protection around the site, we may not be able to prevent competitors form recreating our product offering.

We have filed for a trademark on our JabberMonkey name but have not received the trademark.  Additionally, a trademark application for the name JabberMouth has been filed in Canada before we filed our trademark application in the United States.  The trademark JabberMouth was also filed in the United States only two days after our trademark application in the United States.  As such they may be able to use the dates of the trademark filing in Canada to supersede our filing in the United States.  The JabberMouth trademark is also in the social networking arena and as such, it is possible the JabberMouth owners could claim trademark infringement and force us to change our name.  If this were to happen, it would be costly to rebrand our site and change all of the work that has already gone into JabberMonkey.  This could also cause customer confusion.  In addition to potential loss of our name JabberMonkey, we do not have any intellectual property protection on the features and software behind our JabberMonkey site.  We are in the process of preparing patent applications on various features of our site and hope to file two applications this year.  However, we do not know at this time if such applications will result in patents being issued.  Even if we receive patent applications, there is no guarantee that one of our competitors will not be able to find a variation on our services that are not patent protected and be able to directly compete with our take on the social networking experience.

Calibrus’ projections do not show revenue from the JabberMonkey site for some time and it will be dependent on additional capital to fund operations until such revenue can be generated.

Since a certain level of consumers must become members of JabberMonkey before the site can be monetized to produce revenue, management is of the belief that it will have to raise substantial more capital to reach profitability. We do not anticipate completing the beta phase until the end of 2009 and starting the JabberMonkey site until the first quarter of 2010.  Once the site is operational, we will need several million dollars more just to provide the back office equipment necessary to maintain the site much less start advertising and support the site.  It is likely investors in this offering will suffer further dilution as we raise additional capital and if management cannot raise additional capital investors in this offering would likely lose their entire investment.  There is no guarantee that the company could raise such future capital.

Our existing management team has no experience in operating a social networking site or any other web based business.

Our current management does not have any experience in operating a social networking site and has never operated a web based business.  Our software developers experience has been in developing tools for businesses and focusing on call center software.  We will be expanding on our internal capabilities and be dependent on outside software engineers to drive our development.  If our management is not able to execute on our business plan, it is likely investors would lose their entire investment.  Investors will be placing their investment with a management team with no experience in the business they are going to be focusing on and with limited knowledge of the industry.  No one should invest unless they can bear the loss of their entire investment.

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

Calibrus, Inc.

By: Jeff W. Homes                                                                                                                    Date: November 13, 2009
     Jeff W. Holmes, CEO

By: Kevin J. Asher                                                                                                                    Date: November 13, 2009
     Kevin J. Asher, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                                                            Title                                                         Date

Jeff W. Holmes Jeff W. Holmes	Director, CEO	November 13, 2009

Kirk Blosch Kirk Blosch	Director	November 13, 2009

Christian J. Hoffmann, III Christian J. Hoffmann, III	Director	November 13, 2009

Charles House Charles House	Director	November 13, 2009