Form 10-K
period 2009-12-31
CALIBRUS, INC.
filed 2010-04-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                           000-53408

Calibrus, Inc.
(Exact name of registrant as specified in charter)

Nevada	86-0970023
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

1225 West Washington Street, Suite 213, Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (602) 778-7500

Securities registered pursuant to section 12(b) of the Act:

                              Title of each class              Name of each exchange on which registered
None                                                          N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [  ]                      No   [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any,every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                   Yes [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares were not trading as of the date of this filing and have not had any trades in which to determine a price.  Currently, the average of the bid and ask price is $1.00 per share giving the shares held by non-affiliates a value of $3,507,932.  Since the Registrant does not have an active trading market this numbers may not be reliable indication of the share price.

As of March 20, 2009, the Registrant had 6,794,600 shares of common stock issued and outstanding.

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

Overview

Calibrus, Inc. is a technology based company established in 1999.  We have two business units that leverage our technology capabilities.  We have provided Hosted Business Solutions for ten years and have now expanded to offer a social networking site called JabberMonkey, which is currently in the beta testing phase.  Through our Hosted Business Solutions, we provide Third Party Verification (TPV) Services, Hosted Call Recording Services and Interactive Voice Response/Voice Recognition Unit (IVR/VRU) Services to some telecom, cable and insurance companies.  We estimate that we have processed over 50 million live agent calls/recordings and 5 million IVR calls/recordings to date serving these companies.  With over 125 employees, the latest equipment and in-house designed software and solutions, we are the hosted solution company that companies can trust with their data.

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

Calibrus has leveraged our technology capabilities to expand into the growing market of social expression website.  Leveraging the software development experience we have obtained over the last 10 years, we created the site JabberMonkey.com which is currently completing its beta testing phase of development.  JabberMonkey is a site where users can have an interactive experience of asking questions of other members, post comments and have ongoing interactive video and text chats.

Calibrus Products and Services - Calibrus Hosted Third Party Verification (TPV) Services

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

In response to slamming, legislation was enacted that required companies that were changing a customer’s dial tone or long distance to their services would have to first obtain the customer’s approval in one of three ways:

•	A written and signed Letter of Authorization indicating that customer agrees to the change.

•	An automated or live agent independent third party that the customer is transferred to for the verification.

•	An electronic Signature on an electronic Letter of Authorization, usually done on websites.

Calibrus fulfills the second requirement, providing both automated IVR/VRU and Live Agent Third party Verification Services for our clients.

Automated IVR/VRU Service Highlights

•	Dual Channel Recording to Eliminate the Loss of Interactions/Customer Statements
•	Very Low Implementation and Ongoing Cost
•	Simple to Set Up, Implement and Launch
•	Close to Real-Time Call Record and File Retrieval and Posting
•	Dedicated Management and IT Resources, 24/7 Availability
•	Superior Value and Cost Competitive IVR Services

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

Our Live Operator Third Party Verification solution helps our customers meet compliance requirements and improve their overall business processes.   TPV revenue accounted for  approximately 95% of the Company’s total revenue.  For 2009, 87% of our TPV revenue was derived from Live Operator services and 13% was derived IVR/VRU services.  Our TPV services are priced on per transaction or per minute usage.

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

The upload process is very simple to use:  Access the secure web portal, enter in the information into the portal  to be tied to the recording, mark the “Upload” existing file checkbox, identify the file and hit submit.  The file is then uploaded into the Claims Recording Database and is then available to pull in the reporting website. Calibrus offers insurance companies the ability to switch to a hosted solution without having to invest heavily into an internal recording solution.  By using our hosted solution customers forgo having to invest in hardware, software, site licenses, continuous upgrades, storage facilities and dedicated IT support.  We handle all of that for our customers, and  get a recording solution in place within weeks.  Other benefits of using our solution are immediate access for playback of the recorded statement, back up redundancy of the digital .wav file for security purposes, enhanced call tracking and data analysis, ability by managers to quickly review calls and provide coaching easily, and customizable report capabilities.   For 2009, 6.4% of our total revenue was derived from Call Recording services.

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

Our voice message broadcasting programs can assist in:

•	Retail Sales Alerts
•	Thank You Messages
•	Direct Customers to your Website
•	Relationship calls – Happy Birthday, Anniversary, etc.
•	Political Campaigns – Get out to Vote
•	Customer Loyalty Campaigns to Repeat Customers
•	Meeting/Conference Notifications
•	Fundraising
•	Sports Team Advertising
•	School and Emergency Notifications

Calibrus Click-To-Call Services “ClickTalk”

Calibrus “ClickTalk” service allows customers to put a button or icon on a website or web-listing that will allow customers to contact others by telephone automatically and anonymously.  The “ClickTalk” functionality has a variety of uses:

•	Call Tracking
•	Lead Generation
•	Save Sales on Cancellations
•	Online Phone Surveys
•	Real Estate Listings

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
Best Practice/Advice or Instructions

SpeechTrack users use our service for a myriad of purposes.  Below is a partial list of just some of the types of independent professionals/small business owners that may utilize Speechtrack.

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

The Company’s technology is capable of receiving and interpreting automatic number identification information.  Calibrus can then use this information in conjunction with our computer telephone integration functionalities for reporting and indexing functionality.

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

•	A written and signed Letter of Authorization indicating that customer agrees to the change.

•	An automated or live agent independent third party that the customer is transferred to for the verification.

•	An electronic Signature on an electronic Letter of Authorization, usually done on websites.

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

Even though Calibrus acts as a Third Party Verification provider, Calibrus is not directly subject to any regulations.  The service or process that we provide for our clients does have several defined rules and regulations that must be followed.   For example, scripts that are implemented and used in both our Live Operator and IVR/VRU TPV services must be read verbatim to the customer.  There are certain pre-defined questions that must be asked to the customer and certain types of information must be gathered from the customer in order for the TPV to be verified.  The FCC and each State PUC has varying requirements in regards to the information that must be communicated to the customer and the information that must be captured.   In addition, there are record keeping requirements for both data and voice for each Third Party Verification transaction.  Whether the TPV is conducted by a Live Operator or IVR/VRU TPV there must be a voice recording of the customer responding to the script and the data that was captured during the transaction must also be recorded.  The voice recordings and associated data must be archived and made available for up to thirty six (36) months.

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

Concentration of Customers

As the number of telecommunications companies has decreased, we have seen a concentration of revenues coming from two primary customers.  In 2007 AT&T Communications and Cox Communications exceeded approximately eighty percent of our revenues for the first time.  Currently nearly eighty percent of our revenues are still derived from these two customers.  For the years ended December 31, 2009 and 2008, AT&T Communications accounted for 55% and 54% and Cox Communications 25%  and 25%, respectively, of our revenues.  This revenue is derived from our TPV business.  If we were to lose one of these customers before our other business lines start generating more revenue, it could have a detrimental effect on our ability to stay in business.  We are actively moving away from the TPV business being our primary operations and are hopeful that we will be able to reduce our reliance on these two customers.  We made the decision to diversify our product offerings based on our belief that consolidation in the telecommunications industry has reduced the number of telephone customers changing carriers.  As such, the need for third party verification has decreased.  We believe there will continue to be customers changing phone carriers but as the number decreases the revenue we receive from our third party verification business continues to decline.  We believe it is prudent to seek other sources of revenue.

Our contract with AT&T expired on December 31, 2009. We have signed two extensions with modified pricing through March 2010, although AT&T can terminate the contract on 90 days notice. On April 8, 2010 the Company signed a new contract with AT&T. The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that our services are deemed performed when provided. During the year ended December 31, 2009 the Company signed a new contract with Cox Communications to provide TPV services via IVR with a Live Opt-Out option.

Calibrus Products and Services - JabberMonkey.com

JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members.  JabberMonkey questions will be on pertinent issues that in many instances will evoke an emotional response from its members.  Many of the questions on JabberMonkey will provide the individuals voting with a voice to cause an action or affect a result.

There are many emotional issues or events that occur around the world that JabberMonkey will post questions about allowing JabberMonkey members to express themselves, participate and cause an action or outcome.   One could imagine what some of these might be:

•  A famous rock band might participate with JabberMonkey and allow JabberMonkey members to vote on the songs and the order the songs would be played at their next concert.

A business wants to get individuals to provide feedback and name their next product.  JabberMonkey members can vote, provide feedback about the product and name the new product.

•  A famous sports athlete through a video blog asks the question “if I win the US Open Golf Tournament what charity should I donate $250,000 of the $1,000,000 prize money?”  Which charity has the most votes, wins and that is who will get the money.

a) American Red Cross
b) PETA
c) The Make a Wish Foundation
d) Boys and Girls Club of America
e) Breast Cancer Research Foundation

JabberMonkey members will vote and provide their comments on an issue and then see instant feedback on how others are feeling about a topic or issue and view comments made by others. JabberMonkey members will be able to express themselves by answering questions, posting there own questions, text blogging, video blogging, participating in forums, creating profiles, posting videos, photos, audio files, and rate other JabberMonkey members questions and content.

JabberMonkey members will also be able to meet new people and make new friends.  When answering a question or participating in a group, members will be able to meet people with similar interests, they will then be able to become friends on JabberMonkey.  They can then communicate via messaging, chat, and video voice calling as well as sharing photos, videos and other electronic media.

JabberMonkey questions will range across all categories of life, and run the gamut from serious to silly.  The categories and sub-categories will allow for targeted feedback.

Categories could range from Entertainment to Music and Business, etc.   Each category will also contain subcategories to encompass a wide range of topics and interests.

In addition to being able to conduct polls and questions, JabberMonkey offers a unique user experience by being able to offer interactive communication and high definition video.  While most social networking sites offer only a static page for the user, JabberMonkey offers video communications between multiple users at once, the ability to quickly load video, and the ability to set up groups or companies into secure sites.  JabberMonkey also takes advantage of other companies’ storage by allowing links to other web sites such as YouTube or Google.

Calibrus’ focus with JabberMonkey has been to try and distinguish it from the other social networking sites which are very static and rely only on instant messaging and fixed web pages.  Calibrus has focused on designing a site that is easy to use and is video intensive with user friendly software for video attachment and conferencing.

JabberMonkey has completed its alpha test and  has moved into beta testing during December 2009.  The Company plans on running the beta test through May  2010 with a full launch expected in June or July  2010.    We do not anticipate any revenue from JabberMonkey until the end of 2010 at the earliest.

Competition

JabberMonkey will be entering into one of the fastest growing segments of the internet and as such will face intense competition from sites such as MySpace and Facebook.  Although Calibrus believes the JabberMonkey site offers new features, it is unlikely the other sites will not soon be able to offer similar features.  Competitors in this space are very well financed and have the advantage of having already captured consumers that may be unwilling to switch to a new site. At this time, we have no intellectual property protection and are only now preparing preliminary patent and trademark filings.  It is still unknown if any of our filings will lead to actually receiving provisional patents or final patents or trademarks.  Although we believe our site offers unique features, we cannot say if other companies are developing similar features to their social networking sites.  Additionally, many of the features of our site could be developed by other sites with variations that could possibly get around any intellectual property protections we are able to obtain.

The competition we face will make it difficult to attract customers from established sites such as Facebook and MySpace given their financial capabilities.   Additionally, we believe we have only a small window to establish our site as being unique before the other social networking sites are able to come up with similar offerings.  If we are unsuccessful in the short term in establishing a unique site that draws consumers, it will be difficult to compete against the other sites that we assume are working on similar interactive features.  Additionally, some of these sites are backed by the largest players in the industry such as Google which can provide financial support far beyond anything we can raise at this time or in the perceived future.

Marketing

Our initial marketing will be aimed at attracting consumers from focusing on affinity sites and limited advertising on college and sport talk shows.  We believe initial consumers can be attracted through links on web pages at Facebook and MySpace.  However, to attract these users we first must establish JabberMonkey as a unique interactive experience that differs from the other social networking sites.

This initial advertising efforts will be directed at targeted groups and communities which would see the advantage of being able to communicate on their topic areas and have on-line conversations.   Such groups would be gamers, sports enthusiast, school communities, clubs and political or civic organizations.   To this end, we are reviewing the cost to advertise on radio particularly sports radio and on certain online sites.  As our capital for advertising is very limited, we may have to focus initially on one advertising market or focus on a slow growth and word of mouth communications depending on the final development cost of the JabberMonkey site and how much capital we were able to raise.  We will be reevaluating our advertising once we reach full functionality of our site and start to have consumer use of the site.

Revenue Model

Our initial revenue model will be based on advertising.  As such, we do not anticipate any revenue for some time.  To be able to sell advertisements on our site, we will need to have a certain level of users which we think will take most of 2010 to achieve.  If we are not able to attract sufficient users, we will not be able to engage in any advertisement.

Once the site is up and running, we will also look at data mining as another source of revenue.  With our existing product line, we have gained some limited experience in data mining and believe it offers another revenue source to be able to obtain information from consumers using the JabberMonkey site and sell such information to companies that would be able to use the information in their advertising or other business needs.  This would not be an initial source of revenue as we will have to have sufficient users to make data mining effective and it will have to be developed with a view to not drive away potential users.

We also are analyzing charging consumers for certain features of our site but at this time, we believe it is more important to drive consumers to our site and will make everything available for free and focus on advertising revenues.  Once we obtain a certain level of users, we may start offering more products that we believe we can charge for such as storage or secure web pages for communications.  At this time, we do not know when we would be able to start charging for such product offerings, if ever.

Development

The Company closed the alpha testing phase of development during December, 2009.  The site reached the beta testing phase in the first part of December, 2009.  Our goal is to have the site fully operational in the second quarter of 2010.  At this time, the site is still in the beta testing phase and does not have the full features and functionality planned for the fully operational website.

We have been testing the site during our alpha and beta development.  During our alpha development we essentially started limited testing on the software and functionality developed to run the JabberMonkey site.  At this phase of development we had limited number of individuals, primarily our employees, testing the site and giving feedback as to its functionality.  We also revised the software and tried to work out any issues found in the initial development.  We have now closed our alpha development phase and the updates to correct any issues found during the alpha development.  The beta stage of testing and development commenced in December 2009.

During our beta phase, we will be expanding the number of authorized users to our site beyond our employee group.  This phase of development will be focused on making sure any issues with software or hardware are addressed before we launch the site to the general public.  We will also be using this time to add additional hardware so we can make sure we have the capabilities to serve prospective customers.  If problems are encountered during this phase, the final launch will be delayed.  At this time, we cannot say if the beta phase will be successful or the exact timing of the launch of the site for the public.

Even after the completion of the beta phase, we could still have software and hardware development problems once the full launch of the site is made.  We cannot say how our software and hardware will function under the strain of a large number of users.  Even through our beta phase, we will have only limited users and our site will not be tested to the extent it could be once the public as a whole can use the site.  Additionally, the timing of the full launch of our site is still unknown until we are further along in the beta phase and can see how the software and hardware are working.

Intellectual Property

In addition to our own development team, we have contracted with Meomyo Development out of India to assist in the development of our JabberMonkey website.  Meomyo has expertise in the development of websites and interactive solutions for websites which our internal developers did not currently possess.  Meomyo’s contract gives the work product and intellectual property rights to Calibrus.  However, even with the rights provided to Calibrus, we cannot prevent them from taking their knowledge gained by working on the JabberMonkey site and applying it to other web developments.  The contract does attempt to limit the ability of Meomyo to provide services to competitors of Calibrus but given the geographical difficulty of policing an India company with offices in Dubai, it may not be possible to stop Meomyo from providing services.

We will be dependent in many ways, on our ability to launch our site and attract consumers before our competitors can develop features which would be a direct competitor to the features in our site.  At this time, our ability to be able to attract consumers is unknown as we are only in the beta phase of development and are not certain of the acceptance of our web site and interactive features.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks  in connection with products and our core name.  We currently have two patent applications on file with the US Patent and Trademark Office related to our JabberMonkey social expression website.  We have two trademarks covering our name “Calibrus” and “JabberMonkey”.

Research and Development Costs During the Last Two Fiscal Years

For the years ended December 31, 2009 and 2008 the Company incurred Research and Development Costs of  $545,485 and $148,742, respectively.  All Research and Development Costs are associated with the development of the Company’s social expression website JabberMonkey.  We expect as we expand into new markets we will continue to incur additional research and development costs.

ITEM 1A.  RISK FACTORS

Calibrus’ operations are subject to a number of risks including:

Management focus will be on our JabberMonkey development which is a new business and we do not know if consumers will like the site or that we will be able to monetize the site to produce revenues.

Management made the determination in late 2008 that its existing business model was going to face continued revenue reduction due to the consolidation in the telecommunication industry.  As such, management set out to develop alternative business operations that utilized the core expertise of Calibrus employees and technology.  The result of this development was JabberMonkey, a social networking site that features interactive communications among its participants as opposed to the more traditional static pages found on most social networking sites.  As JabberMonkey will increasingly be the focus of the business going forward, we will face competition from well established and funded companies.  Additionally, as a new business there is no guarantee our JabberMonkey offering even works given its is only  in the beta phase of development or that such a site will be attract any interest from people.  These factors create substantial risk for investors and the strong likelihood that any investment could result in the loss of an investor’s entire investment.

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

As a social networking site, JabberMonkey will be dependent on selling advertisements and finding other ways to monetize our users by selling add on services.  For a social networking or other internet site to be able to sell advertisements, they first must attract a sufficient number of users to gain the interest of advertisers in buying ads on a site.  It will take time and money to bring users to our site and there is no assurance any users will come to our site.  Currently, we are in our beta phase of development of the JabberMonkey site.  We do not plan on opening the site to the public until the second or third quarter of 2010 and would not expect to receive any revenue from the site until the end of 2010 at the earliest.  These time frames along with the general state of development of the JabberMonkey site create additional uncertainty as to the potential success of Calibrus.  The site may not even work and if it works there can be no assurance any users will come to the site, that advertisers will want to advertise on the site or that Calibrus can monetize the JabberMonkey site.  Additionally, it will be costly to complete development and launch the site.

We have only completed the Alpha Phase of development of the JabberMonkey site and do not know if the site will work at full functionality or be a site consumers will want to use.

Calibrus has completed the alpha phase of development which was an initial deployment of the software and site and limited testing by a small group of users.  We are currently in the beta phase of development of JabberMonkey which began in the fourth quarter of 2009, with the hope of opening the site to the public in the second or third quarter of 2010.  At this time, we cannot say with certainty if the site will work on a larger scale or that unknown problems will not arise causing delays in the launch of the site or the site not working at all.  The beta phase of development will be used to work on the site and test its functionality.  During the beta phase we hope to be able to fix any issues with the site.  At this time, we cannot say with certainty if the site will even work.  If the software and hardware we put in place over the next couple of months does not work, the JabberMonkey site will be delayed and we would have to raise additional capital to fix any problems.  There is no assurance we could raise additional capital or if we could raise additional capital at what cost.  Additional capital would most likely result in substantial dilution to current stockholders.  Accordingly, stockholders of Calibrus will be backing an unproven product which may not function as described and could result in Calibrus having financial difficulties in the future.

We currently do not have any patents or trademarks associated with our JabberMonkey site and if we are not able to develop intellectual property protection around the site, we may not be able to prevent competitors from recreating our product offering.

We have filed for a trademark on our JabberMonkey name but have not yet received the trademark.   The trademark JabberMouth was also filed in the United States only two days after our trademark application in the United States.  The JabberMouth trademark is also in the social networking arena and as such, it is possible the JabberMouth owners could claim trademark infringement and force us to change our name.  If this were to happen, it would be costly to rebrand our site and change all of the work that has already gone into JabberMonkey.  This could also cause customer confusion.  In addition to potential loss of our name JabberMonkey, we do not have any intellectual property protection on the features and software behind our JabberMonkey site.  We have filed two patent applications with the US Patent and Trademark Office on various features of our site.  However, we do not know at this time if such applications will result in patents being issued.  Even if we receive patent applications, there is no guarantee that one of our competitors will not be able to find a variation on our services that are not patent protected and be able to directly compete with our take on the social networking experience.

Calibrus’ projections do not show revenue from the JabberMonkey site for some time and it will be dependent on additional capital to fund operations until such revenue can be generated.

Since a certain level of consumers must become members of JabberMonkey before the site can be monetized to produce revenue, management is of the belief that it will have to raise substantial more capital to reach profitability.     We do not anticipate completing beta testing until the end of the second quarter or third quarter of 2010 and starting the JabberMonkey site until the end of the second quarter or third quarter 2010.  Once the site is operational, we will need several million dollars more just to provide the back office equipment necessary to maintain the site much less start advertising and support the site.  It is likely stockholders will suffer further dilution as we raise additional capital and if management cannot raise additional capital stockholders would likely lose their most of their investment.  There is no guarantee that we could raise such future capital.

Our existing management team has no experience in operating a social networking site or any other web based business.

Our current management does not have any experience in operating a social networking site and has never operated a web based business.  Our software developers experience has been in developing tools for businesses and focusing on call center software.  We will be expanding on our internal capabilities and be dependent on outside software engineers to drive our development.  If our management is not able to execute on our business plan, it is likely stockholders  would lose their entire investment.

Our existing business has seen decreasing revenues and we do not have the funds to repay our convertible debentures outstanding.

We have issued $750,000 principal amount of convertible subordinated debentures as of March 30, 2010.  Our current revenue stream from TPV is decreasing and although management has worked to reduce expenses, we are losing money and anticipate we will continue to lose money for the foreseeable future.  As such, we do not have the funds to repay the outstanding debentures and are dependent on additional capital coming in to repay the debentures.  We cannot project when the new product offering will be successful and if we are unable to return to profitability, we may not be able to repay the Debenture.  Additionally, it would be difficult to convince new investors to contribute money that was going to be used to repay existing debts.

We currently have losses from operations and will need additional capital to execute our business plan.

Currently we have losses from operations with a loss from operations of $407,051 and a net loss of $408,842 for the year ended December 31, 2009, and we have had to rely on existing capital to cover the losses.  For the year ended December 31, 2009, our operations used $15,260 of our existing capital to fund operations, reducing our current assets to $847,528.  As consolidation has come over the telecommunications business, our TPV business has been reduced.  We have been leveraging our technology capabilities to expand into new areas but it will take some time for the new areas to replace the loss in business from our TPV operations.  If we are not able to generate sufficient revenues, we may be forced to seek additional capital to fund potential shortfalls.  There can be no assurance that we will be able to raise additional capital or that we will be able to raise capital on terms that are favorable to Calibrus and current stockholders.

If we are not able to stop our losses or expand into new areas, we may be forced to terminate operations.

With revenues from our main business, TPV, being reduced as a result of consolidation in the telecommunications’ industry, we have had to look to expand into new areas.  Our TPV revenue has seen year over year declines from a high of approximately $11,300,000 in 2003 to revenues of approximately $4,200,000 in 2009.  There was a reduction of approximately $1,200,000 from TPV revenues in 2008 to 2009.  If our expansion efforts with JabberMonkey do not prove successful, our ability to stay in operation is questionable.  We are already trying to reduce our expenses related to TPV to be able to make a profit at anticipated revenue levels.  With long term rent commitments, we were only able to reduce expenses in the last couple of quarters. Even with the reduced expenses, we still operate at a loss and will have to continue to reduce expenses to be able to make a profit at anticipated TPV revenue levels.  Our future success will depend, to a great extent, on the success of JabberMonkey.  Since we are only in the beta phase of development of JabberMonkey, prospective investors will not be able to rely on an operating history when evaluating our potential.  If our expansion efforts do not prove successful, it is likely we would not be able to stay in business with only TPV sales.

With our expansion into new business areas, our ability to raise additional capital may be key to our success and without additional capital, we may not be able to stay in business.

We have been losing money and need to expand into new business areas as our TPV business, which has been our primary operations, has declining revenue.  Even if we leverage our current technology and infrastructure, without additional capital it will be difficult for us to enter into new business markets.  With the current credit crisis in the United States, it may be difficult to raise capital and we do not think traditional forms of financing, such as bank loans, will be available for us.  Given the current economic times, we would anticipate it being difficult to raise any capital and believe the terms we could obtain may not be very favorable, possibly resulting in substantial dilution to current shareholders.  There can be no assurance that we will be able to raise the required capital.

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

We currently depend upon a single customer segment, the telecommunication market, for the majority of revenues and a decrease in its demand for our services or pricing modifications in this customer segment might harm our operating results.

Currently, a substantial part of our revenue sources come from our TPV business related to telecommunications.  As the telecommunication business has consolidated, we have already seen a reduction in revenue.  If this market segment continues to consolidate, we could see a further reduction in the TPV revenue from telecommunications.  Although we have moved to expand our product offerings, it will take time for our new offerings to gain acceptance in the marketplace and there can be no assurances that the new product offerings will prove successful.  Accordingly, it is possible, we could see further reduction in business and increased losses if the TPV business is reduced further.  Additionally, two customers, AT&T Communications and Cox Communications, account for almost 80% of our business and the loss of either could make it difficult for us to stay in business.

Almost 80% of our revenues are derived from two customers and the loss of either customer could result in our inability to stay in business.

Currently, almost 80% of our revenues are derived from AT&T Communications and Cox Communications.  For the year ended December 31, 2009 AT&T Communications accounted for 55% of our revenue and Cox Communications accounted for 25% of our revenues.  AT&T Communications accounted for 54% of our revenue in 2008 and Cox Communications accounted for 25% of our  revenues in 2008.    It is unlikely we could replace either client in the short term and may not have the resources to survive long enough to add additional product offerings without the ongoing revenue from these customers.

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

We plan to expand our operations by introducing JabberMonkey and aggressively marketing it which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively.  Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We have been experiencing losses, with a net loss of  $408,842 and $1,213,998 for the years ended December 31, 2009 and 2008, respectively. These losses are the result of consolidation in the telecommunication business.  We are actively diversifying our product offerings to adjust to changes in our customers and the telecommunications’ industry.  Currently, our working capital is limited with negative working capital of $62,807 at December 31, 2009. Given our limited working capital, if we were to lose existing customers, it could further hurt our ability to continue in business.  It is likely we will have to seek additional capital in the future as we seek to expand our product offerings.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders may incur substantial and immediate dilution.

We may issue more stock without shareholder input or consent which could dilute the book value for stockholders.

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

Your ability to sell shares may be limited if the price of our stock is below $5.00 per share because of special sales practice requirements applicable to "designated securities" or "penny stock."

If the bid price for our common stock is below $5.00 per share, our common stock would be subject to special sales practice requirements applicable to “designated securities” on “penny stocks” which is stock that trades below $5.00 per share and whose underlying companies do not meet certain minimum asset requirements. No assurance can be given that the bid price for our common stock will be above $5.00 per share. If such $5.00 minimum bid price is not maintained and another exemption is not available, our common stock would be subject to additional sales practice requirements imposed on broker-dealers who sell the common stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. These limitations make it difficult for broker dealers to sell penny stocks and most will not recommend a penny stock or sell a penny stock except to long term customers who are accredited investors. Because of these limitations many brokers do not follow penny stocks or recommend them to clients. Consequently, the penny stock rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of persons acquiring our common stock to resell such securities in any trading market that may develop. If brokers do not recommend Calibrus to their clients, it may be difficult to establish a market for the securities or to develop a wide spread shareholder base. Therefore, an investor trying to resell our shares may have difficulty because there may be little demand for our shares and even small share sales may result in a reduction in our share price.

Current management and our founders own over fifty percent of our outstanding shares and will control Calibrus leaving other shareholders of Calibrus dependent on management’s ability and making it difficult to change management or our direction if an investor should become dissatisfied with management or our business model.

Calibrus management currently owns 50.74% of our issued and outstanding shares of common stock. As a result, management will most likely be in a position to elect at least a majority of the Board of Directors, to dissolve, merge or sell the assets, and to direct our business affairs without shareholder input or consent. As such, outside shareholders will not have the ability to change management or the direction of the Company and will be subject to the judgment and decisions of current management for the foreseeable future. Our contract with AT&T expired on December 31, 2009. We have signed two extensions with modified pricing through March 2010, although AT&T can terminate the contract on 90 days notice. On April 8, 2010 the Company signed a new contract with AT&T. The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that our services are deemed performed when provided. During the year ended December 31, 2009 the Company signed a new contract with Cox Communications to provide TPV services via IVR with a Live Opt-Out option.

Management is reviewing the recently enacted legislation related to healthcare and its impact on Company results.

Calibrus management is currently reviewing the recently enacted healthcare package and its effect on future financial results of the Company.  At this time it has not been determined whether this will have a material effect on financial results.  It is possible it may have a material effect on financial results.

Employees

As of March 12, 2010, we had 94 full-time employees and 36 part-time employees.

Offices

Our offices are located at 1225 West Washington Street, Tempe, Arizona 85281 where we lease approximately 13,295 square feet.  Our lease runs through October 31, 2010 at a lease rate of approximately $24 per square foot, including common area charges, for an annual lease amount of $361,296, or $30,108 per month.  Management believes our current lease will serve current and future expansion plans through its term.

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

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Calibrus’ common stock is quoted on OTC Bulletin Board, under the symbol “CALB.” Our common stock is traded on the OTCBB but has had very limited trading activity, with no trades.  Since our stock became available for trade in December 2009, we have had the following bid prices although the Company was not DTC eligible until February 2010.

Quarter Ended                                                     High Bid                                                                    Low Bid
December 2009                                                      $0.55                                                                         $0.50

At March 25, 2009, the bid and asked price for the Company's Common Stock was $0.55 and $1.45. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  .  Since its inception, Calibrus has not paid any dividends on shares of common stock, and Calibrus does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2009, we had approximately 125 shareholders of record.  As of December 31, 2009, Calibrus had 6,794,600 shares of our common stock issued and outstanding. At March 29, 2009, Calibrus had 6,794,600 shares or our common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

We have issued options to our executive officers and directors in the previous year.  Options issued were all to executive officers and directors and accordingly we believe all issuances are exempt from the registration provisions of the Securities Act of 1933.   We issued a total of 615,000 options in 2008.  No shares of our common stock were issued in 2009 and 2008.

From October 2009 through March 2010, we have sold 150 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $750,000.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum .  Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of March 23, 2010, we had completed the sale of 150 Units for total proceeds of $750,000.  We have extended the offering and increased the amount of the offering to $1,000,000 as the offering was over committed.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,383,332	$1.29	2,916,668
Total	1,383,332	$1.33	2,916,668

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $4,245,144 and a net loss of $408,842 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $174,428 and negative working capital of $71,533, which represented a decrease in working capital of $1,322,030 from the amount reported at December 31, 2009, of $1,259,023.

The following table shows selected summarized financial data for Calibrus at the dates and for the periods indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$4,245,144	$5,485,798
Cost of Revenues	1,768,922	2,652,230
Research and Development	545,485	148,742
General and Administrative Expenses	2,337,788	3,910,538
Net Loss	(408,842)	(1,213,998)
Basic and Diluted Income (Loss) per Share	(0.06)	(0.18)
Basic and Diluted Weighted Average Number of Shares Outstanding	6,794,600	6,794,600
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$847,528	$1,777,662
Total Assets	1,972,900	1,980,578
Total Current Liabilities	919,061	518,639
Working Capital	(63,007)	1,259,023
Stockholders’ Equity	1,062,366	1,461,939

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services including the launch of JabberMonkey; our ability to repay the debentures; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Calibrus believes there have been no significant changes during the year ended December 31, 2009.  Calibrus believes that the following addresses Calibrus’ most critical accounting policies.

We recognize revenue in accordance with FASB ASC 605-10-S99, Revenue Recognition (formerly “SAB 104”).  Under this guidance revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.   Our customers are charged either on a per call basis or per minute basis according to the terms of the contract and the service provided to that customer.  Live agent TPV customers are generally charged on a per call basis which is defined as a call that is answered by the Company’s agent.  Call recording services are charged on a per minute basis for the length of the call being recorded.

The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Stock-Based Compensation.  The Company has stock-based compensation plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the Black Scholes Pricing Model. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

We account for income taxes in accordance with FASB ASC 740 (formerly SFAS No. 109).  Under this guidance, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product under development is still in the development stage and has not reached marketability.  Upon completion of the project the capitalized costs will be amortized over the estimated economic life of the product.

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

On April 8, 2010 the Company signed a new contract with its largest customer AT&T. The contract provides that Calibrus continue to provide AT&T with TPV services. The service will be an IVR based service with a Live Agent Opt-Out. The new contract should provide for higher margins based on revised pricing and the switch from a Live Agent only program to an IVR based solution with Live-Agent Opt-Out.

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

The Company did generate positive cash flow from the TPV and hosted call recording services for the year ended December 31, 2009.

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

It is anticipated that additional hardware and software may be required, as well as additional employees, particularly software programmers and web developers, may be needed in order to complete certain products and services.  We believe within the next twelve (12) months in order to further develop, implement, market and sell Automated Hosted Business services we will need to raise additional capital.   We currently anticipate it will cost an additional $500,000 to launch our new product line.  This is only an estimate and may change substantially as we move forward with our new products.  Additionally, with the current economic conditions facing the country, we may have to raise more funds if we are not able to generate sufficient revenues from the new and existing product lines.  There can be no assurance that we will be able to raise any funds or that the funds raised will be sufficient to cover ongoing expenses.

We are completing the beta phase of development of our JabberMonkey site and hope to launch full functionality in the summer of 2010.  With the launch of the JabberMonkey site, we will begin to focus more on the social networking side of our operations and ancillary offerings related to software development and marketing related to social networking.  We believe this will take an increasing amount of our management time and financial resources but believe it offers long term opportunities that the Hosted Business Solutions does not offer.

The Company has no acquisition plans at this time.

Results of Operations

December 31, 2009

For the year ended December 31, 2009, we had revenues of $4,245,144 compared to revenues of $5,485,798 for the year ended December 31, 2008.  The reduction in revenues is the result of less third party verification work available as the telecommunication industry continued to consolidate.  Since we currently represent some of the largest telecommunication companies, we do not believe we will see a significant increase in revenues from this source.  Accordingly, we are actively expanding our product offerings to leverage our core technology and capabilities to cover other needs of businesses.  Since these efforts to expand our products and services have only recently begun, we cannot say if we will be successful in bringing in additional revenues.

We have reduced expenses to better match our current revenue stream.  As part of this reduction, we elected to terminate the lease on one of our facilities and we consolidated operations into one location.  Unfortunately, we had to wait until the early termination period was effective to do so in November 2008.  As such, we have reduced our cost of revenues, as a percentage of sales, for the year ended December 31, 2009 to 42% vs. 48% for 2008.  Additionally, as we sought to streamline the business our general and administrative expenses decreased resulting in a net loss of $408,842 for the year ended December 31, 2009 compared to net loss of $1,213,998 for the year ended December 31, 2008.

With the exception of research and development expenses related to the JabberMonkey website, the Company would have generated net income for the year ended December 31, 2009 of approximately $140,000 (unaudited).  The Company is in a position to dramatically reduce or eliminate its R&D expenses and cash flows attributable to the capitalization of its JabberMonkey project at any time if needed.

Seasonality and Cyclicality
We do not believe our business is cyclical.

Liquidity and Capital Resources

As of December 31, 2009, we had negative working capital of $63,007 with current assets of $847,528 and current liabilities of $910,535.  We have been experiencing slower pay from our customers but believe that our accounts receivable are collectable given the companies we represent are relatively large and seem to be paying their obligations; although, we believe, there is a conscious decision to extend payments over longer periods then they have in the past.  We believe, from our conversations with these companies, that this is a temporary situation and once the economy starts to improve and the credit markets start functioning better the normal payable periods will return. In the meantime, we have adjusted our expectations on when receivables will be paid and are paying our obligations based on these new assumptions.

Our working capital as of December 31, 2009, was down from working capital of $1,259,023 at December 31, 2008, as we continued to incur losses as we deal with a slowing economy and a reduction in third party verifications resulting from the consolidation in the telecommunications industry.  In addition, we have incurred significant R&D expenditures to develop our JabberMonkey.com website.  We have been working to reduce our dependence on third party verification revenues by expanding our product offerings. This expansion has increased our usage of capital which is reflected, in part, in the reduction of our working capital.  The Company has raised an additional $370,000 through the issuance of the Debentures from the end of 2009 through March 31, 2010

The Company is in a position to dramatically reduce or eliminate expenditures related the development of its Jabbermonkey website.  Research and development expense related to the project for the year ended December 31, 2009 totalled $545,485 and capitalized costs related to the project totaled $1,014,328.  With the exception of these items the Company would have generated  positive proforma cash flow of approximately $880,000 (unaudited) and earnings of approximately $140,000 (unaudited).

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

As we try to expand our product offerings, we will need to seek additional capital.  As of March 24, 2010, we believe we had sufficient capital to fund operations for the next 12 months based on our current cash outflow (burn)  rate and management’s ability to raise additional capital.  Management believes it will need to raise additional capital to help expand our marketing efforts and to be able to aggressively launch our new product offerings including JabberMonkey.  We have estimated our capital needs based on the potential revenues from existing clients and our current burn rate over the previous months as we continue to investment money in the development of our JabberMonkey.com website.   Currently, our monthly burn rate is averaging $100,000 beyond our cash receipts.  Calibrus has been able to fund these negative amounts through cash flows from its existing core business and also through the raise of $380,000 in financing via the issuance of convertible debentures through December 31, 2009.  The Company has raised an additional $370,000 through the issuance of the Debentures from the end of 2009 through March 23, 2010.  We anticipates that expenditures related to the development of the JabberMonkey.com website will be reduced as we reach launch and focus more on maintenance and improvements to the developed site . Our revenue figures may not come to fruition given the current economic conditions in the United States and the world in general.  If we have revenue short falls, we may have to reevaluate our ability to survive until we have additional revenue sources on line.  This may cause us to curtail or cease development expenditures on our JabberMonkey website. There can be no guarantee our new products will increase revenues or that we can achieve profitability before our assets are depleted.

At this time we estimate we will need an additional $500,000 in capital to cover our ongoing expenses and to launch our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand for our new products.  Our estimates assume that prior discussions with interested potential customers will lead to sales and that we will be able to maintain current revenue figures and gross profit margins.  With the current economic conditions, both of these factors may change and we may not be able to raise the capital.  Calibrus has received a public listing on the OTC.BB under the ticker symbol CALB.OB and is DTC eligible as of February 2010.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

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

Name	Age	Positions
Jeff W. Holmes	56	CEO, Director
Greg Holmes	46	President
Kirk Blosch	55	Director
Charles House	69	Director
Christian J. Hoffmann, III	62	Director
Kevin Asher	33	CFO
Tom Harker	36	CTO

Jeff W. Holmes – Chairman and C.E.O. Jeff Holmes is a founder of Calibrus and has been active in the roles of President, C.E.O. and Chairman of the Board of Directors since Calibrus’ inception in 1999. For the past 25 years Mr. Holmes has been active in developing technologies that improve the efficiencies of business processes in the Healthcare, Internet, Computer (hardware and software) and Telecommunications industries. He graduated in 1976 with a B.S. in Marketing and Management from the University of Utah. The Company believes that because of Mr. Holmes’ role as a founder and his experience with microcap public companies he is qualified to be a director.

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

Kirk Blosch – Director. Mr. Blosch is a general partner and founder of Blosch and Holmes LLC, a business consulting and private venture funding general partnership established in 1984. Mr. Blosch is and has been, since October 1999, a member of the board of directors of Calibrus, Inc. From the first quarter of 1997 through the second quarter of 2000, Mr. Blosch was a director of Zevex International, a medical product company specializing in medical devices and ultrasound technology. Zevex (ZVXI) was traded on NASDAQ prior to its sale. Mr. Blosch also served on the board of directors of OCIS, Inc. from 2003 through July 2007. Mr. Blosch graduated from the University of Utah in 1977 with a B.S. degree in Speech Communications. The Company believes that because of Mr. Blosch’s role as a founder and his experience with microcap public companies he is qualified to be a director.

Christian J. Hoffmann, III – Director. Mr. Hoffmann, Director is a lawyer specializing in corporate, securities, mergers and acquisitions and venture capital. He has been a Director at Calibrus since 2001. He has been a partner with Quarles & Brady, LLP and its predecessor in Phoenix, Arizona since November 1995. He graduated magna cum laude from Georgetown University with Bachelors of Science in Business Administration in 1969 and from the Georgetown University Law Center with a juris doctorate in 1973. The Company believes that Mr. Hoffmann’s extensive experience as a lawyer gives him the qualifications and skills to serve as a director.

Charles House – Director. Mr. House, 69, has been Executive Director for Media X at Stanford University, as well as Senior Research Scholar in the H-STAR (Human Science and Technologies Advanced Research) Division since 2006. Before joining Stanford, he was at Intel Corporation, as co-founding Director of their Research Collaboratory in 2003. He joined Intel when they bought Dialogic Corporation in 1999 where House headed Corporate Engineering. From 1995 to 1997, House was President of Spectron Microsystems, a wholly-owned subsidiary of Dialogic that was sold to Texas Instruments. Prior, House was President of the Vista Division of Veritas Software (1993-1995), and the R&D Vice President for Informix (1991-1993) after many years in a variety of roles for Hewlett-Packard (1962-1991). House is an IEEE Fellow, a past President of ACM, and chair for many years of the Information Council for CSSP in Washington D.C. He holds numerous technology awards for his work, including the Computer Hall of Fame, the Entrepreneur’s Hall of Fame, and the Smithsonian “Wizards of Computing”. The Company believes that Mr. House’s broad technical expertise and experience qualify him to serve as a director.

Kevin J. Asher - Chief Financial Officer. Mr. Asher has held the position of Chief Financial Officer since February2008. Prior to joining Calibrus, from March 2006 to February 2008, he was the Principal, General Manager and CFO of an operator of five medical spa clinics in the greater Phoenix metropolitan area. Mr. Asher was responsible for all aspects of the business including finance, accounting, human resources and daily operations. From February 2005 through March 2006, Mr. Asher was Vice President of Finance for AirLink Mobile, Inc., an industry leading MVNO (mobile virtual network operator) and provider of prepaid wireless telephone service where he was responsible for all aspects of accounting and finance including financial reporting, treasury management, financial analysis, financial projections, payroll, regulatory reporting and daily accounting. From September 2003 to February 2005, Mr. Asher was a director of MCA Financial Group Ltd. of Phoenix, Arizona which provides advisory services to businesses, financial institutions and investor groups in the areas of financial restructuring, mergers and acquisitions, business oversight, and corporate and capital formation. His responsibilities included representation of debtors and creditors in the areas of business turnarounds, financial restructuring, chapter 11 business reorganizations, divestures, mergers and acquisitions, business valuations, financial management, and performance improvement. He advised clients in a variety of industries including aviation, aerospace and defense, retail, homebuilding, construction and manufacturing. Prior to his position at MCA Financial, Mr. Asher worked in the public accounting industry primarily as an audit manager. Mr. Asher has a Bachelor of Science degree in accountancy from Northern Arizona University at Flagstaff, Arizona and is a Certified Public Accountant.

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

Kelly M. Robinson – Director of TPV Operations.  Mr. Robinson joined the Calibrus team in 2003.  His background includes developing and managing Third Party Verification operations for major telecommunications companies including BellSouth, Verizon and SBC/AT&T Communications, Cox Communications, CenturyTel, Frontier and others. He has also directed Customer Service and Lead Generation programs for Oakwood Corporate Housing, Grainger Tools, Lucent Technologies/Avaya and others.  He has worked within the TPV industry for the last 11 years at Calibrus and previously at ACS (Affiliated Computer Services) and understands the nuances of Third Party Verification processes and its importance to the overall sales process.

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

Board of Directors Independence

The Board of Directors is currently comprised of four members, two of which are independent and two that are not.  Christian J. Hoffmann and Charles House are considered independent members of the Board and Kirk Blosch and Jeff Holmes are not considered independent.

Board Meetings and Committees and Annual Meeting Attendance

During 2009, the board of directors of Calibrus met two times.  Additionally, the Compensation Committee met once and the Audit Committee met four times.  All members of the board of directors were either present in person or by proxy at all the meetings.

Audit Committee

The Audit Committee of the board of directors is made up of Christian J. Hoffman, Charles House and Kirk Blosch. Christian J. Hoffmann, III is the Chairman of the Audit Committee. The Board determined that Mr. Hoffmann qualifies as an “audit committee financial expert” as defined under the rules and regulations of the Securities and Exchange Commission and is independent. The Audit Committee of the Board’s responsibility to oversee management’s conduct of the corporation’s financial reporting process, the financial reports and other financial information provided by the corporation to the Securities and Exchange Commission and the public, the Corporation’s system of internal accounting and financial controls, and the annual independent audit of the Corporation’s financial statements. Members of the Committee are reelected annually.

Compensation Committee

The Compensation Committee of the Board of Director’s is made up of Christian J. Hoffmann and Kirk Blosch, who is Chairman of the Committee. Members are reelected on an annual basis by the Board. The Committee reviews annually compensation related to key employees and Officers of the Company.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Calibrus, Inc., attention: Corporate Secretary, 1225 West Washington Street, Suite 213, Tempe, AZ 85281. Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders. In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board's current composition, including expertise, diversity, and balance of inside, outside and independent directors. The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to actively participate in board and committee meetings; the extent to which the candidate possesses pertinent technological, business or financial expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate's familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board's process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

Stockholder Recommendations for Director Nominations.

Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders. While the Board of Directors may consider candidates recommended by stockholders, it has no requirement to do so. To date, no stockholder has recommended a candidate for nomination to the Board. Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard. We do not pay a fee to any third party to identify or evaluate or assist in indentifying or evaluating potential nominees.

Stockholder recommendations for director nominations may be submitted to the Company at the following address: Calibrus, Inc., attention: Corporate Secretary, 1225 West Washington, Suite 213, Tempe, AZ 85281. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders. The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors.

The Company provides that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to stockholders in connection with its previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation. In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Board of Directors’ Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity and operational risks. In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system. Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board of Directors oversees risk management for us. Accordingly, the Board schedules time for periodic review of risk management, in addition to its other duties. In this role, the Board receives reports from management, certified public accountants, outside legal counsel, and to the extent necessary, from other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Board Leadership Structure

Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders. The Board of Directors believes that Mr. Holmes's service as CEO and Chairman of the Board is in the best interest of us and our shareholders. He possesses detailed knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas that ensure the Board's time and attention will be focused on the most critical matters. Our Board has determined that our Board leadership structure is appropriate given the size of our Board and the nature of our business.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 1225 West Washington Street, Suite 213, Tempe, AZ 85281, Attn: Corporate Secretary and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any reports not filed by officers, directors and ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Calibrus’ chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2009 (collectively referred to as the "Named Executives").  No other executive officer serving during 2008 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Jeff W. Holmes, CEO	12/31/2009	$204,417	$0	$0	$0	$0	$0	$4,283	$208,700
	12/31/2008	$220,000	$500	$0	$19,600	$0	$0	$4,336	$244,436
Greg W. Holmes, President	12/31/2009	$139,375	$0	$0	$0	$0	$0	$3,790	$143,165
	12/31/2008	$150,000	$500	$0	$14,000	$0	$0	$3,470	$167,970
Thomas Harker, CTO	12/31/2009	$130,084	$0	$0	$0	$0	$0	$3,794	$133,878
	12/31/2008	$140,000	$500	$0	$14,000	$0	$0	$3,525	$158,025
Kevin J. Asher, CFO	12/31/2009	$130,000	$0	$0	$0	$0	$0	$4,109	$134,109
	12/31/2008	$130,000	$0	$0	$21,000	$0	$0	$3,008	$154,008

(1) This column represents the aggregate grant date fair value of the awards granted in 2009 and 2008, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of FASB ASC 718 Share-based Payments. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility and expected term. Expected term is determined using an average of the contractual term and vesting period of the award. Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award. Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards.
(2) The amounts shown include Company-paid portion of health insurance for the fiscal years ended 2009 and 2008.

Outstanding Equity Awards At Fiscal Year-End

	Stock Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeff W. Holmes, CEO	25,000		-	$1.52	12/15/2010	-	-	-	-
	20,833	-	-	$1.52	12/11/2011	-	-	-	-
	70,000	-	-	$1.00	12/17/2013	-	-	-	-
Greg W. Holmes, President	25,000		-	$1.52	12/15/2010	-	-	-	-
	20,833	-	-	$1.52	12/11/2011	-	-	-	-
	50,000	-	-	$1.00	12/17/2013	-	-	-	-
Thomas Harker, CTO	50,000		-	$1.52	12/15/2010	-	-	-	-
	20,833	-	-	$1.52	12/11/2011	-	-	-	-
	50,000	-	-	$1.00	12/17/2013	-	-	-	-
Kevin J. Asher, CFO	50,000		-	$1.00	11/18/2003	-	-	-	-
	25,000	-	-	$1.00	12/17/2013	-	-	-	-

Compensation of Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kirk Blosch (2)	12/31/2009	-	-	$0	-	-	-	$0
	12/31/2008	-	-	$25,000	-	-	-	$25,000
Charles House (2)	12/31/2009	-	-	$0	-	-	-	$0
	12/31/2008	-	-	$25,000	-	-	-	$25,000
Christian J. Hoffmann, III (2)	12/31/2009	-	-	$0	-	-	-	$0
	12/31/2008	-	-	$25,000	-	-	-	$25,000

(1) This column represents the aggregate grant date fair value of the awards granted in 2009 and 2008, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of  FASB ASC 718 Share-based Payments.  For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, expected term and forfeitures. Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.  For further information on these calculations, please refer to the notes to our financial statements, Notes 1 and 10 included in Item 8.

(2)  As of December 31, 2009, Kirk Blosch had 225,000 options outstanding, Charles House had 225,000 options outstanding and Christian J. Hoffmann, III had 225,000 options outstanding.  No director had any stock awards outstanding.

Option/SAR Grants in Last Fiscal Year

In fiscal 2009, no options were granted.  In fiscal  2008, 345,000 options were granted out of Calibrus’ Incentive Option Plan and 270,000 options were granted out of the Non-Qualified Option Plan.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2008 the Company increased the number of options available for grant under the 2001 Non-Qualified Stock Option Plan and Incentive Stock Option Plan by 1,425,000 and 725,000 options, respectively.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 675,000 as of March 11, 2010, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 1,450,000 shares of common stock and has granted 708,332 as of March 11, 2010, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

Stock Option Exercise

In fiscal 2009, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2009 or 2008.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance t each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.    Directors received no compensation for the year ended December 31, 2009.  Each director received options during the prior year with the non-employee directors receiving 90,000 options each with an exercise price of $1.00 for the year ended December 31, 2008.
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

Employee	Beginning Date	End Date	Annual Salary	Renewal Term
Jeff W. Holmes	1/1/2005	12/31/2010	$220,000	(3) one year extensions
Greg W. Holmes	1/1/2005	12/31/2010	$150,000	(3) one year extensions
Kevin J. Asher	2/5/2008	2/4/2010	$130,000	(2) one year extensions
Tom Harker	1/10/2007	1/9/2011	$140,000	(3) one year extensions
Michael Brande	1/10/2007	1/9/2011	$105,000	(3) one year extensions
Michael Rae	1/10/2007	1/9/2011	$90,000	(3) one year extensions
Jim Stockert	9/26/2005	10/25/2010	$80,000	(3) one year extensions
Kelly Robinson	6/28/2004	6/28/2010	$90,000	(2) one year extensions

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

Report on Executive Compensation

The Compensation Committee of the Board of Directors determines the compensation of Calibrus’ executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any.   The board of directors has two committees, the audit and compensation committee which are made up of non-employee directors.  Our Compensation Committee is composed of Kirk Blosch and Charles House.  Our Audit Committee is composed of Kirk Blosch, Charles House and Christian J. Hoffmann, III.

The compensation policies utilized by the Board of Directors are intended to enable Calibrus to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended December 31, 2009, Calibrus’ chief executive officer was Jeff W. Holmes, our President was Greg W. Holmes and Kevin J. Asher was CFO.

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

Option Plans

Calibrus has 4,300,000 shares reserved for issuance under stock option plans with 1,383,332 stock options issued and outstanding.  The board of directors has the authority to issue the options at their sole discretion.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2008 the Company increased the number of options available for grant under the 2001 Non-Qualified Stock Option Plan and Incentive Stock Option Plan by 1,425,000 and 725,000 options, respectively.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 675,000 as of March 11, 2010, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 1,450,000 shares of common stock and has granted 708,332 as of March 11, 2010, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 11, 2009, with respect to the beneficial ownership of Calibrus’ Common Stock by each director of Calibrus and each person known by Calibrus to be the beneficial owner of more than 5% of Calibrus’ outstanding shares of Common Stock.  At December 31, 2009 and March 11, 2010, there were 6,794,600 shares of common stock outstanding.

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

All percentages are calculated based upon a total number of 6,794,600 shares of common stock outstanding as of March 11, 2010, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Jeff W. Holmes 225 West Washington Street Suite 213 Tempe, Arizona 85281	1,611,167	23.31%
Common	Kirk Blosch 2081 S. Lakeline Drive Salt Lake City, Utah 84109	1,620,334	23.08%
	Director(s)
Common	Jeff W. Holmes (1) -------------------------------See above---------------------------------------
Common	Kirk Blosch (2) -------------------------------See above---------------------------------------
Common	Charles House (3)	225,000	3.21%
Common	Christian J. Hoffmann, III (4)	300,000	4.27%
Common	All Officers and Director as a Group (four persons)	3,459,501	45.61%

(1) Shares include 115,833 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Holmes owns 1,495,334 shares exclusive of the options.  In calculating Mr. Holmes’ percentage, the 115,833 shares have been added to the 6,794,600 shares currently outstanding.

(2) Shares include 225,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Blosch owns 1,395,334 shares exclusive of the options.  In calculating Mr. Blosch’s percentage, the 225,000 shares have been added to the 6,794,600 shares currently outstanding.

(3) Shares include 225,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. House owns no shares.  The shares shown are the options he can exercise.  In calculating Mr. House’s percentage, the 225,000 shares have been added to the 6,794,600 shares currently outstanding.

(4) Shares include 225,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Hoffmann owns 75,000 shares exclusive of the options.  In calculating Mr. Hoffmann’s percentage, the 225,000 shares have been added to the 6,794,600 shares currently outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,383,332	1.29	2,916,668
Total	1,383,332	1.29	2,916,668

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially hold more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

One of our directors, Christian J. Hoffmann, III, is a partner with Quarles & Brady, LLP, which provided certain legal services for Calibrus in 2008.  Quarles & Brady, LLP is not currently providing any legal services to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal independent registered public accounting firm for the audit of our annual financial statements and review of our quarterly financial statements is approximately $35,000 and $44,500 for each of the years ending December 31, 2009 and 2008.
2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $2,800 and $2,800.
4) Form 10 Registration Statement. $15,000 and $36,000.
5) Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2009 and 2008 were pre-approved by the Audit Committee.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2009 and 2008
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2009 and December 31, 2008
Statements of Operations - Years ended December 31, 2009 and 2008
Statements of Changes in Stockholders' Equity – Years ended December 31, 2009 and 2008
Statements of Cash Flows – Years ended December 31, 2009 and 2008
Notes to Financial Statements – Years ended December 31, 2009 and 2008

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.	SEC Reference No.	Title of Document	Location
3(i)	3.01	Articles of Incorporation of Calibrus	Incorporated by Reference*
3(ii)	3.02	Amendment to Articles of Incorporation Calibrus-Name Change	Incorporated by Reference*
3(iii)	3.03	Bylaws of Calibrus	Incorporated by Reference*
4	4.01	Specimen Stock Certificate	Incorporated by Reference*
10	10.01	Lease Agreement – Paragon	Incorporated by Reference*
10	10.02	AT&T Services, Inc.-Agreement	Confidentiality Requested
10	10.03	Magnet Warrant	Incorporated by Reference*
10	10.04	Employment Agreement-Jeff Holmes	Incorporated by Reference*
10	10.05	Employment Agreement-Greg Holmes	Incorporated by Reference*
10	10.06	Employment Agreement-Kevin Asher	Incorporated by Reference
10	10.07	Incentive Stock Option Plan	Incorporated by Reference*
10	10.08	Non-Qualified Stock Option Plan	Incorporated by Reference*
10	10.09	Form of Options	Incorporated by Reference*
10	10.10	MeoMyo, LLC Development Contract	This Filing
14	14.01	Code of Ethics	This Filing
31	31.01	CEO certification	This Filing
31	31.02	CFO certification	This Filing
32	32.01	CEO certification	This Filing
32	32.02	CFO certification	This Filing
_________________________
*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53408.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Calibrus, Inc.

By: /s/ Jeff W. Holmes                                                                                                  Date: April 15, 2010
     Jeff W. Holmes, CEO

By: /s/ Kevin J. Asher                                                                                                   Date: April 15, 2010
     Kevin J. Asher, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeff W. Holmes Jeff W. Holmes	Director, CEO	April 15, 2010

/s/ Kirk Blosch Kirk Blosch	Director	April 15, 2010

/s/ Christian Hoffmann, III Christian Hoffmann, III	Director	April 15, 2010

/s/ Charles House Charles House	Director	April 15, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Calibrus, Inc.

We have audited the accompanying balance sheets of Calibrus, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibrus, Inc. at December 31, 2009 and 2008, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Semple, Marchal & Cooper, LLP

Phoenix, Arizona

March 22, 2010

CALIBRUS, INC.
BALANCE SHEETS
December 31, 2009 and 2008

ASSETS
	2009	2008
Current Assets
Cash and cash equivalents	$174,428	$854,159
Accounts receivable - trade, net	580,487	799,311
Prepaid expenses	92,613	124,192

Total Current Assets	847,528	1,777,662

Property and equipment, net	80,008	165,421
Software development	1,014,328	-
Deposits	29,869	34,382
Intangible asset, net	1,167	3,113

Total Assets	$1,972,900	$1,980,578

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, net of discount - current portion	$371,474	$-
Accounts payable - trade	254,678	301,397
Accrued liabilities	284,383	217,242

Total Current Liabilities	910,535	518,639

Total Liabilities	910,535	518,639

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding	6,795	6,795
Additional paid-in capital	4,640,812	4,631,544
Accumulated deficit	(3,585,242)	(3,176,400)

Total Stockholders' Equity	1,062,365	1,461,939

Total Liabilities and Stockholders' Equity	$1,972,900	$1,980,578

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$4,245,144	$5,485,798

Cost of revenues	1,768,922	2,652,230

Gross profit	2,476,222	2,833,568

General and administrative expenses	2,337,788	3,910,538
Research and development	545,485	148,742
Loss on disposal/sale of asset	-	3,844

Loss from Operations	(407,051)	(1,229,556)

Other Income (Expense):
Interest income	2,649	19,980
Interest expense	(4,440)	(4,422)

	(1,791)	15,558

Loss before income taxes	(408,842)	(1,213,998)

Income tax benefit (expense) - deferred	-	-

Net Loss	$(408,842)	$(1,213,998)

Loss per Common Share:
Basic and Diluted	$(0.06)	$(0.18)

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2007	6,794,600	$6,795	$4,461,321	$(1,962,402)	$2,505,714

Stock based compensation	-	-	170,223	-	170,223

Net loss for the year ended
December 31, 2008	-	-	-	(1,213,998)	(1,213,998)

	6,794,600	6,795	4,631,544	(3,176,400)	1,461,939

Warrants issued with convertible
debt at relative fair value	-	-	9,268	-	9,268

Net loss for the year ended
December 31, 2009	-	-	-	(408,842)	(408,842)

Balance at December 31, 2009	6,794,600	$6,795	$4,640,812	$(3,585,242)	$1,062,365

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2009 and 2008

	2009	2008

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(408,842)	$(1,213,998)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	117,502	167,235
Allowance for doubtful accounts	-	(11,000)
Stock based compensation expense	-	170,223
Loss on disposal/sale of asset	-	3,844
Amortization of debt discount	742	-
Changes in assets and liabilities:
Accounts receivable - trade	218,824	3,249
Prepaid expenses	31,579	34,230
Deposits	4,513	-
Accounts payable - trade	(46,719)	233,235
Accrued liabilities	67,141	(64,187)
Net cash used by operating activities	(15,260)	(677,169)

Cash flows from investing activities:
Purchase of fixed assets	(30,143)	(78,895)
Capitalized software development	(1,014,328)	-
Proceeds from sale of fixed assets	-	39,000
Purchase of intangibles	-	(3,500)
Net cash used by investing activities	(1,044,471)	(43,395)

Cash flows from financing activities:
Proceeds from issuance of debt	380,000	-
Repayment of debt	-	(16,981)
Net cash provided (used) by financing activities	380,000	(16,981)

Net decrease in cash and cash equivalents	(679,731)	(737,545)

Cash and cash equivalents at beginning of year	854,159	1,591,704

Cash and cash equivalents at end of year	$174,428	$854,159

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$4,422
Income Taxes	$50	$50

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

Calibrus’ Hosted Call Recording service offers a number of features necessary for a superior call recording solution.  Calibrus’ Hosted Call Recording solutions are an alternative for companies that do not wish to invest in expensive hardware, maintenance, personnel and support of a technology based call recording system.

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

JabberMonkey.com

JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members. JabberMonkey questions will be on pertinent issues that in many instances will evoke an emotional response from its members.  Many of the questions on JabberMonkey will provide the individuals voting with a voice to cause an action or affect a result.

In addition to being able to conduct polls and questions, JabberMonkey offers a unique user experience by being able to offer interactive communication and high definition video.  While most social networking sites offer only a static page for the user, JabberMonkey offers video communications between multiple users at once, the ability to quickly load video, and the ability to set up groups or companies into secure sites.  JabberMonkey also takes advantage of other companies’ storage by allowing links to other web sites such as YouTube or Google.

Calibrus’ focus with JabberMonkey has been to try and distinguish it from the other social networking sites which are very static and rely only on instant messaging and fixed web pages.  Calibrus has focused on designing a site that is easy to use and is video intensive with user friendly software for video attachment and conferencing.

JabberMonkey has completed its alpha test and moved into beta testing during December 2009.  The Company plans on running the beta test through May 2010 with a full launch expected in June or July 2010.    We do not anticipate any revenue from JabberMonkey until the end of 2010 at the earliest.

JabberMonkey members will vote and provide their comments on an issue and then see instant feedback on how others are feeling about a topic or issue and view comments made by others. JabberMonkey members will be able to express themselves by answering questions, posting their own questions, text blogging, video blogging, participating in forums, creating profiles, posting videos, photos, audio files, and rating other JabberMonkey members questions and content.

JabberMonkey members will also be able to meet new people and make new friends.  When answering a question or participating in a group, members will be able to meet people with similar interests, they will then be able to become friends on JabberMonkey.  They can then communicate via messaging, chat, and video voice calling as well as sharing photos, videos and other electronic media.

Categories could include Entertainment, Music, Business, etc.   Each category will also contain subcategories to encompass a wide range of topics and interests.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Reclassifications

Certain balances have been reclassified in the accompanying prior years financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, calculation of the allowance for doubtful accounts, income taxes, recoverability of software, and depreciable lives of long lived assets.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.  As of December 31, 2009 and 2008, a provision for uncollectible trade accounts receivable has been established in the amount of $50,000.  The Company does not accrue interest charges or fees on delinquent accounts receivable. The accounts are generally unsecured.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2009 and 2008, depreciation expense was $115,556 and $157,566 respectively.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product under development is still in the development stage and has not reached marketability.  Upon completion of the project the capitalized costs will be amortized over the estimated economic life of the product.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Intangible Asset

The intangible asset is comprised of branding costs and the Company’s “Calibrus” website. The intangible assets are being amortized using the straight-line method over its economic life, which is estimated to be seven (7) years.    As of December 31, 2009 the amount related to the Company’s branding cost has been fully amortized.  Amortization expense for the years ended December 31, 2009 and 2008 was $1,946 and $9,669, respectively.

Advertising

We expense advertising and marketing costs as incurred.  Advertising costs include trade show fees, online advertising, etc.  Advertising expenses were approximately $28,000 and $183,000 for the years ended December 31, 2009 and 2008, respectively.

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, Management believes collectability is reasonably assured at the time of performance. The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Income Taxes

The Company adopted the provisions of ASC 740-10 (formerly FASB interpretation No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no material impact on the accompanying financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Arizona.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

Deferred income taxes are provided using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates at the date of enactment.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Research and Development

Research and development expenses include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. During the year ended December 31, 2009 and 2008, Research and Development Expense totaled $545,485 and $148,742, respectively.  All Research and Development Expense was related to the ongoing development of the Company’s social expression website JabberMonkey.  The Company has entered into a time and materials agreement with MeoMyo, LLC to develop the JabberMonkey website.  Contract work is performed as authorized and the contract is cancellable on 30 days written notice.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, using the treasury stock method.

The following data shows the amounts used in computing diluted earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

	Year Ended December 31,
	2009	2008

Loss available to common stockholders	$(408,842)	$(1,213,998)

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the year ended December 31, 2009 the Company had outstanding options to purchase 1,383,332 shares of common stock at a per share weighted average exercise price of $1.29 and outstanding warrants to purchase 190,000 shares of common stock at a weighted average exercise price of $1.95.  For the year ended December 31, 2008 the Company had outstanding options to purchase 1,685,832 shares of common stock at a per share weighted average exercise price of $1.33.  Neither amounts were included in the earnings per share calculation as they were anti-dilutive.  In addition, for the year ended December 31, 2008, the Company did not include warrants to purchase 691,104 shares of common stock at a price of $1.00 per share in the earnings per share calculation as they were anti-dilutive.  The warrants expired on August 21, 2009.  As of December 31, 2009, the Company had $380,000 of convertible debentures which are convertible into 253,333 shares of the Company’s common stock, which were also antidilutive.

Stock-Based Compensation

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

Pending Accounting Pronouncements

With the exception of those discussed below, there have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2009 that are of significance, or potential significance, to us.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” ASC 105 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 became effective for us in the third quarter of 2009 and did not have a material impact on our financial position or results of operations.

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

Note 2
Concentrations of Risk

During the year ended December 31, 2009, the Company rendered a substantial portion of its services to its two largest customers representing 55% and 25% of total revenues.  As of December 31, 2009, the amounts due from these customers were $430,258 and $124,224, respectively.

During the year ended December 31, 2008, the Company rendered a substantial portion of its services to its two largest customers representing 54% and 25% of total revenues.  As of December 31, 2008, the amounts due from these customers were $464,984 and $199,956, respectively.

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At December 31, 2009 and 2008, the Company had uninsured cash and cash equivalents in the approximate amounts of $0 and $641,000, respectively.

Note 3
Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consist of the following:

	2008	2007

Computer hardware	$2,115,043	$2,102,086
Furniture and fixtures	229,728	229,728
Leashold improvements	153,555	153,555
Software costs	1,195,761	1,178,575
	3,694,087	3,663,944
Less: accumulated depreciation	(3,614,079)	(3,498,523)

	$80,008	$165,421

Note 4
Software Development

At December 31, 2009 and 2008, software development consists of the following:

	2009	2008

JabberMonkey development	$1,014,328	$-
Less: accumulated amortization	-	-

	$1,014,328	$-

The Company reached technical feasibility of its social networking website JabberMonkey.com on June 1, 2009 with the release of its alpha site.  Costs associated with the development beginning June 1, 2009 through the official launch of the website are being capitalized.  Capitalized software costs related to the JabberMonkey project will be amortized using the straight-line method over three years and will commence at the time of official launch which is expected in the 2nd quarter of 2010.

 Note 5
Intangible Asset

At December 31, 2009 and 2008, the intangible asset consists of:

	2009	2008

Branding costs	$321,343	$321,343
Website development	17,540	17,540
Less: accumulated amortization	(337,716)	(335,770)

	$1,167	$3,113

Amortization expense for the years ended December 31, 2009 and 2008 was $1,946 and $9,669, respectively.

On an annual basis, the Company reviews the valuation of its intangible assets. As part of this review, the Company estimates the net realizable value of its intangible assets and assesses whether the unamortized balance can be recovered through expected future cash flows over the remaining life of the asset. As of December 31, 2009, the Company’s intangible asset related to branding costs is fully amortized.

 Note 6
Notes Payable

During the fourth quarter of 2009, the Company commenced the sale of up to $750,000 in convertible debentures through a private placement memorandum.  The offering consists of 150 units consisting of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underling Unit, are converted into shares of the Company’s common stock.  The minimum investment per subscriber is $5,000 unless waived by Calibrus.  Through the date of this filing the Company has raised a total of $750,000 related to this placement.  The offering has been extended and increased to $1,000,000.

As of December 31, 2009 and 2008 notes payable were comprised of the following:

 Note 6
Notes Payable (continued)

	2009	2008

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
November 16 2010, unsecured.	$250,000	$-

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
December 31, 2010, unsecured.	130,000	-

Less: discount	(8,526)

Less: current portion	(371,474)	-

	$-	$-

Accrued interest and interest expense related to the debentures totaled $3,699 as of December 31, 2009.

The Company also had an available $600,000 line of credit at Biltmore Bank of Arizona through June of 2008. Interest only payments at the rate of prime plus 1.5% with interest were due monthly. Principal was due in full on June 1, 2008. The line of credit was cancelled in June 2008.

 Note 7
Accrued Liabilities

Accrued Liabilities

Accrued liabilities as of December 31, 2009 and 2008 consist of:

	2009	2008

Payroll and related taxes	$87,301	$115,080
Deferred rent	15,054	33,118
Accrued vacation	49,763	42,538
Accrued interest	3,699	-
Other accrued expenses	128,566	26,506

	$284,383	$217,242

 Note 8
Income Taxes

At December 31, 2008 and 2007, deferred tax assets (liabilities) consist of the following:

	2009	2008
Current portion:
Operating loss carryforwards	$1,210,970	$1,067,829
Allowance for doubtful accounts	19,496	19,498
Accrued vacation	(5,870)	(12,915)
Deferred rent expense	19,404	16,588
	1,244,000	1,091,000
Less: valuation allowance	(1,244,000)	(1,091,000)

Deferred tax asset-current portion	$-	$-

Long-term portion:
Depreciation and amortization	$24,000	$28,000
Less: valuation allowance	(24,000)	(28,000)

Deferred tax asset-long term portion	$-	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2009, the Company has net federal operating loss carryforwards of approximately $3,106,000. The net operating loss carry forwards may be applied against future taxable income. The net operating loss carryforwards expire through December 31, 2029 for federal income tax purposes and December 31, 2014 for state income tax purposes.

During the year ended December 31, 2009, the Company determined that it was more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has established a valuation allowance as of December 31, 2009 in the approximate amount of $1,268,000. The valuation allowance is equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2008	2008

Federal Tax Benefit (Expense) at Statutory Rates	$133,000	$361,000
State Tax Benefit (Expense) at Statutory Rates	20,000	53,000
Meals and Entertainment	(4,000)	(3,000)
Valuation Allowance Adjustment	(149,000)	(411,000)

Net Deferred Tax Benefit (Expense)	$-	$-

 Note 9
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

Total rent expense under the aforementioned operating leases was approximately $364,000 and $1,018,000 for the years ended December 31, 2009 and 2008, respectively.

A schedule of future minimum lease payments is as follows:

Year Ending
December 31,	Amount
2010	$313,351
2011	3,768

$317,119

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

Employee	Beginning Date	End Date	Annual Salary	Renewal Term
Jeff W. Holmes	1/1/2005	12/31/2010	$220,000	(3) one year extensions
Greg W. Holmes	1/1/2005	12/31/2010	$150,000	(3) one year extensions
Kevin J. Asher	2/5/2008	2/4/2010	$130,000	(2) one year extensions
Tom Harker	1/10/2007	1/9/2011	$140,000	(3) one year extensions
Michael Brande	1/10/2007	1/9/2011	$105,000	(3) one year extensions
Michael Rae	1/10/2007	1/9/2011	$90,000	(3) one year extensions
Jim Stockert	9/26/2005	9/25/2010	$80,000	(3) one year extensions
Kelly Robinson	6/28/2004	6/28/2010	$90,000	(2) one year extensions

 Note 9
Commitments and Contingencies (continued)

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2009 and 2008.

 Note 10
Stockholders’ Equity

Warrants

At December 31, 2009, the Company had 190,000 warrants to purchase common stock.  The warrants are convertible into one share of common stock at a price of $1.95.  None of the 190,000 warrants were exercisable at December 31, 2009.   At December 31, 2008, the Company had 691,104 warrants to purchase common stock outstanding. All of the warrants are convertible into one share of common stock at a price of $1.00 per share. The warrants carry an exercise term of seven (7) years. All of the warrants were vested and exercisable as of December 31, 2008. The warrants expired in the third quarter of 2009.  The following table summarizes warrant activity:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2008	691,104	$1.00
Granted	190,000	-
Exercised	-	-
Forfeited	(691,104)	(1.00)

Outstanding at December 31, 2009	190,000	$-	2.92	$-

Exercisable at December 31, 2009	-	$-	-	$-

The fair value of each warrant granted during the year ended December 31, 2009 is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	Prior Years
Expected Volatitlity	41.05% - 40.59%	0%
Risk-free interest rate	.78% - 1.14%	2.25%
Expected dividends	-	-
Expected life	2 years	7 years
Fair value	$0.05	$-

 Note 10
Stockholders’ Equity (continued)

A summary of the status of the Entity’s non-exercisable warrants as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted-Average
		Grant-Date
	Warrants	Fair Value
Non-exercisable at January 1, 2009	-	$-

Granted	190,000	0.05

Exercisable	-	-

Forfeited	-	-

Non-exercisable at December 31, 2009	190,000	$0.05

Options

As of December 31, 2009 and 2008, the Company has adopted two Stock Options Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 1,450,000 shares of common stock. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

 Note 10
Stockholders’ Equity (continued)

The following is a table of activity for all options granted under these Plans, as well as 65,000 options granted outside the Plan which have expired as of December 31, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2007	1,574,999	$1.48

Granted	615,000	1.00
Exercised	-	-
Forfeited	(504,167)	1.41

Options outstanding at December 31, 2008	1,685,832	1.33

Granted	-	-
Exercised	-	-
Forfeited	(302,500)	1.51

Options outstanding at December 31, 2009	1,383,332	$1.29	2.58	$-

Options exercisable at December 31, 2009	1,383,332	$1.29	2.58	$-

The total fair value of the options vested during the year ended December 31, 2008 was $170,223.  No options were issued in 2009.

All options were vested as of December 31, 2009 and 2008.

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions During the year ended December 31, 2008:

 Note 10
Stockholders’ Equity (continued)

2008
Expected Volatility	27.4 - 28.8%
Risk-free interest rate	1.26 - 2.08%
Expected dividends	-
Expected life	5 years
Value per option	$0.28

No options were issued in 2009.

 Note 11
Subsequent Events

Management has reviewed subsequent events from December 31, 2009 through the date of this filing, April 12, 2010.  No material subsequent events were noted other than those listed below.

On March 9, 2010 the Company issued a total of 8,500 warrants to two broker dealers as commissions for raising funds in the Company’s private placement offering. The warrants have a two year expected term and are exercisable the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.

Subsequent to December 31, 2009 the Company has raised an additional $370,000 of the $750,000 convertible debenture offering for a total of $750,000 raised under the offering.  The offering consists of 150 units consisting of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such an additional 185,000 warrants have been issued in accordance with the offering language.

On March 29, 2010 the Company has extended and increased the private offering from $750,000  to $1,000,000 as a result of the offering being over committed.

On April 8, 2010 the Company received a new one year contract from AT&T to provide TPV services via IVR with a Live Opt-Out option. The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that our services are deemed performed when provided.