Form 10-Q
period 2010-03-31
CALIBRUS, INC.
filed 2010-05-17
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2010
or

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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares of the issuer’s Common Stock outstanding as of May 10, 2010 is 6,794,600.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$149,600	$174,428
Accounts receivable - trade, net	779,822	580,487
Prepaid expenses	66,128	92,613

Total Current Assets	995,550	847,528

Property and equipment, net	61,557	80,008
Software development	1,484,397	1,014,328
Deposits	29,392	29,869
Intangible asset, net	875	1,167

Total Assets	$2,571,771	$1,972,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, net of discount - current portion	$433,791	$371,474
Related party notes payable - current portion	310,000	-
Accounts payable - trade	450,619	254,678
Accrued liabilities	199,416	284,383

Total Current Liabilities	1,393,826	910,535

Total Liabilities	1,393,826	910,535

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding at March 31, 2010
and December 31, 2009	6,795	6,795
Additional paid-in capital	4,641,237	4,640,812
Accumulated deficit	(3,470,087)	(3,585,242)

Total Stockholders' Equity	1,177,945	1,062,365

Total Liabilities and Stockholders' Equity	$2,571,771	$1,972,900

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Revenues	$1,044,609	$1,310,363

Cost of revenues	367,286	529,435

Gross profit	677,323	780,928

Research and development expense	-	282,492
General and administrative expenses	548,818	622,980

Income (loss) from Operations	128,505	(124,544)

Other Income (Expense):
Interest income	211	1,284
Interest expense	(13,561)	-

	(13,350)	1,284

Income (loss) before income taxes	115,155	(123,260)

Income tax benefit (expense) - deferred	-	-

Net Income (loss)	$115,155	$(123,260)

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$0.02	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$115,155	$(123,260)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	18,743	31,041
Amortization of debt discount	2,317	-
Warrants issued for services	425	-
Changes in assets and liabilities:
Accounts receivable - trade	(199,335)	(126,332)
Prepaid expenses	26,485	34,249
Deposits	477	4,513
Accounts payable - trade	195,941	57,848
Accrued liabilities	(84,967)	13,703

Net cash provided (used) by operating activities	75,241	(108,238)

Cash flows from investing activities:
Purchase of fixed assets	-	(10,835)
Capitalized software development	(470,069)	-

Net cash used by investing activities	(470,069)	(10,835)

Cash flows from financing activities:
Proceeds from issuance of debt	370,000	-

Net cash provided (used) by financing activities	370,000	-

Net decrease in cash and cash equivalents	(24,828)	(119,073)

Cash and cash equivalents at beginning of period	174,428	854,159

Cash and cash equivalents at end of period	$149,600	$735,086

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose is to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.   The Company is also in the process of developing a social networking website named JabberMonkey.com.  JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members. JabberMonkey questions will be on pertinent issues that in many instances will evoke an emotional response from its members.  Many of the questions on JabberMonkey will provide the individuals voting with a voice to cause an action or affect a result.

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

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Earnings per Share:
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the three month period ended March 31, 2010 and 2009, none of the potentially dilutive securities were deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Income (loss) available to common stockholders	$115,155	$(123,260)

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the three month periods ended March 31, 2010 and 2009 the Company had outstanding options to purchase 1,383,332 and 1,685,832 shares of common stock at a per share weighted average exercise price of $1.29 and $1.33, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, the Company did not include in the 2009 period warrants to purchase 691,104 shares of common stock at a price of $1.00 per share in the earnings per share calculation as they were anti-dilutive.  For 2010, the Company did not include warrants to purchase 383,500 shares of common stock at a price of $1.95 per share in the earnings per share calculation because they were anti-dilutive.

Revenue Recognition:

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

Assumptions used in the Black Scholes Pricing Model to estimate compensation expense are determined as follows:

•
Expected term is determined using an average of the contractual term and vesting period of the award.  The Company uses the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded;

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award;

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

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

The effective income tax rate of 0% for the three months ended March 31, 2010 and 2009 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  The tax liability generated by the net income at the effective income tax rate would have been approximately $44,000 for the three months ended March 31, 2010 and would have reduced the deferred tax benefit and reserve by the same amount.  A tax benefit of $47,000 should have been generated for the three months ended March 31, 2009.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.

Software Development:

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product under development is still in the development stage and has not reached marketability.  Upon completion of the project the capitalized costs will be amortized over the estimated economic life of the product.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

During the three months ended March 31, 2010, the Company received $300,00 in note proceeds from the Company CEO’s mother and $10,000 in note proceeds from the Company CFO’s father. All proceeds were related to the private placement offering discussed below. No note discount was recorded on these transactions.

3.   Notes Payable

For the three months ended March 31, 2010, we have sold an additional 74 units of the 150 unit offering for proceeds of $370,000, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and two thousand five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $750,000.  Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant (the "Warrant") entitles the holder to purchase one share of Calibrus’ common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months.  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of March 31, 2010, we had completed the sale of 150 Units for total proceeds of $750,000.  We have extended the offering and increased the amount of the offering to $1,000,000 as the offering was over committed.   As of March 31, 2010 a total of 375,000 Warrants have been issued in relation to the offering.

4.   Warrants

On March 9, 2010 the Company issued a total of 8,500 warrants to two broker-dealers as commissions for raising funds in the Company’s private placement offering.  The warrants have a two-year expected term and are exercisable the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   The warrants were valued at a total of $425 using the black-scholes pricing model and were expensed at that time.

5.   Subsequent Events

Management has reviewed subsequent events from March 31, 2010  through the date of this filing, May 15, 2010.  No material subsequent events were noted other than those listed below.

Subsequent to March 31, 2009 the Company has raised an additional $15,000 of the $1,000,000 convertible debenture offering for a total of $765,000 raised under the offering.  The offering consists of 200 Units consisting of five thousand dollars ($5,000) in Debentures of the Company and two thousand five hundred (2,500) common stock purchase warrants.  Each Debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum.  Each Warrant entitles the holder to purchase one share of the Company’s common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such an additional 7,500 Warrants have been issued in accordance with the offering language.

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

Overview

Our performance for the three months ended March 31, 2010 continued to reflect the overall volume decline in the Third Party Verification business as a whole.   Fortunately, we have been able to significantly reduce our operating expenses to be more inline with our current revenue rate and have also entered into new contracts with some of our existing customers.  These contracts called for increased pricing which offset the continued decline in volume.  We have also continued to increase our expenditures into software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company intends to launch its JabberMonkey.com website during the later part of the second quarter or early third quarter of 2010.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended
	March 31,
	2010		2009
			(Unaudited)
Revenue	$1,044,609	100.0%	$1,310,363	100.0%
Cost of Goods Sold	367,286	35.2%	529,435	40.4%
Gross Profit	677,323	64.8%	780,928	59.6%
Research and Development	-	0.0%	282,492	21.6%
General and Administrative Expenses	548,818	52.5%	622,980	47.5%
Income (loss) from Operations	128,505	12.3%	(124,544)	-9.5%
Interest Income	211	0.0%	1,284	0.1%
Interest Expense	(13,561)	-1.3%	-	0.0%
Net Income (loss)	$115,155	11.0%	$(123,260)	-9.4%

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Revenue – Revenue decreased 20.28% to $1,044,609 for the three months ended March 31, 2010, which we refer to as “1st quarter 2010,” from $1,310,363 for the three months ended March 31, 2009, which we refer to as “1st quarter 2009.”  The decrease was due to the continued volume decline of Third Party Verification business however, was offset partially by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 30.63% to $367,286 for the 1st quarter 2010, from $529,435 for the 1st quarter 2009.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $529,435 reduction, approximately 80% was attributable to reduced sales and approximately 20% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $677,323 in the 1st quarter 2010 from $780,928 in the 1st quarter 2009 and the gross profit margin increased to 64.84% from 59.60% in the respective periods. The decrease in the gross profit was a direct result of reduced sales volume.  However, gross profit margin during the 1st quarter 2010 increased as a direct result of the Company’s reduction of fixed expenses related to its Third Party Verification business, new pricing terms with existing customers and a greater percentage of higher margin automated services.

Research and Development – Research and development expenses decreased from $282,492 in the 1st quarter of 2009 to $0 in the 1st quarter of 2010.  This is a result of the Company’s capitalization of the expenditures related to its JabberMonkey.com social networking website.  During the 1st quarter of 2010 the Company capitalized $470,069 related to the project.  The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.

General and Administrative Expenses – General and administrative expense decreased 11.90% to $548,818 in the 1st quarter of 2010 from $622,980 in the 1st quarter of 2009.  The reduction was primarily due to lower overhead as the Company’s product mix moves from a higher percentage of live-agent TPV to more automated services.

Net Income (Loss) – The Company generated net income of $115,155 for the 1st quarter of 2010 compared to a net loss of ($123,260), a difference of $238,415.  The increase was a result of higher pricing terms as negotiated in new contracts with existing customers and a higher percentage of automated services that provide for a higher margin.  The Company also continued to reduce general and administrative expenses as outlined above.

Liquidity and Capital Resources

As of March 31, 2010 we had cash on hand of $149,600 and negative working capital of $398,276.  Historically, the Company has been able to fund operations through the generation of positive cash flow from its business operations.  The Company has been using cash in its operations although was able to generate a small amount of positive cashflow from operations in the 1st quarter of 2010.  As of March 31, 2010 the Company has sold 150 units, at $5,000 per unit, consisting of five thousand dollars ($5,000) in Convertible Debentures (“the Debentures”) of Calibrus and two thousand five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $750,000.  Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each common stock purchase warrant (the "Warrants") entitles the holder to purchase one share of Calibrus’ common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months.  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of March 31, 2010, we had completed the sale of 150 Units for total proceeds of $750,000.  We have extended the offering and increased the amount of the offering to $1,000,000 as the offering was over committed.  The Company is in the process of selling the additional 50 units and intends to have this completed by the end of the second quarter of 2010.  There can be no assurance that it will sell all of such additional Units.  If the Company is not able to consistently return operations to profitability it will need to raise additional capital.

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

Off Balance Sheet Arrangements

None

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 during the three months ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From October 2009 through March 2010, we have sold 150 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and two thousand five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $750,000.  Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant (the "Warrant") entitles the holder to purchase one share of Calibrus’ common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months.  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of March 31, 2010, we had completed the sale of 150 Units for total proceeds of $750,000.  We have extended the offering and increased the amount of the offering to $1,000,000 as the offering was over committed.   As of March 31, 2010 a total of 375,000 Warrants have been issued in relation to the offering.

In addition 8,500 placement agent warrants have been issued during the quarter ended March 31, 2010 related to the offering.  The terms of the warrants mirror those of the private placement offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By: Jeff W. Homes                                      Date: May 17, 2010
Jeff W. Holmes, CEO

By: Kevin J. Asher                                     Date: May 17, 2010
Kevin J. Asher, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Jeff W. Homes Jeff W. Holmes	Director, CEO	May 17, 2010

Kirk Blosch Kirk Blosch	Director	May 17, 2010

Christian J. Hoffmann, III Christian J. Hoffmann, III	Director	May 17, 2010

Charles House Charles House	Director	May 17, 2010