Form 10-Q
period 2010-06-30
CALIBRUS, INC.
filed 2010-08-16
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
or

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

The number of shares of the issuer’s Common Stock outstanding as of August 16, 2010 is 6,794,600.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		☐ Yes		☐ No

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$158,675	$174,428
Accounts receivable - trade, net	502,781	580,487
Prepaid expenses	40,144	92,613

Total Current Assets	701,600	847,528

Property and equipment, net	45,880	80,008
Software development	1,957,227	1,014,328
Deposits	29,392	29,869
Intangible asset, net	583	1,167

Total Assets	$2,734,682	$1,972,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, net of discount	$551,108	$371,474
Related party notes payable	310,000	-
Accounts payable - trade	487,044	254,678
Accrued liabilities	210,737	284,383

Total Current Liabilities	1,558,889	910,535

Total Liabilities	1,558,889	910,535

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding at June 30, 2010
and December 31, 2009	6,795	6,795
Additional paid-in capital	4,641,238	4,640,812
Accumulated deficit	(3,472,240)	(3,585,242)

Total Stockholders' Equity	1,175,793	1,062,365

Total Liabilities and Stockholders' Equity	$2,734,682	$1,972,900

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Revenues	$899,056	$1,115,261	$1,943,665	$2,425,624

Cost of revenues	328,350	448,062	695,636	977,497

Gross profit	570,706	667,199	1,248,029	1,448,127

Research and development expense	17,690	262,993	17,690	545,485
General and administrative expenses	530,633	583,862	1,079,451	1,206,842

Income (Loss) from Operations	22,383	(179,656)	150,888	(304,200)

Other Income (Expense):
Interest income	219	695	430	1,979
Interest expense	(24,755)	-	(38,316)	-

	(24,536)	695	(37,886)	1,979

Income (Loss) before income taxes	(2,153)	(178,961)	113,002	(302,221)

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (Loss)	$(2,153)	$(178,961)	$113,002	$(302,221)

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$-	$(0.03)	$0.02	$(0.04)

Weighted Average Common Shares Outstanding:	6,794,600	6,794,600	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Income (Loss)	$113,002	$(302,221)

Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	34,712	61,294
Amortization of debt discount	4,634	-
Warrants issued for services	426	-
Bad debt expense	495	43,534
Changes in assets and liabilities:
Accounts receivable - trade	77,211	(33,926)
Prepaid expenses	52,469	82,472
Deposits	477	4,512
Accounts payable - trade	232,366	5,183
Accrued liabilities	(73,646)	(15,838)

Net cash provided (used) by operating activities	442,146	(154,990)

Cash flows from investing activities:
Purchase of fixed assets	-	(14,538)
Purchase of software development	(942,899)	(115,654)

Net cash used by investing activities	(942,899)	(130,192)

Cash flows from financing activities:
Proceeds from issuance of units	485,000	-

Net cash provided by financing activities	485,000	-

Net decrease in cash and cash equivalents	(15,753)	(285,182)

Cash and cash equivalents at beginning of period	174,428	854,159

Cash and cash equivalents at end of period	$158,675	$568,977

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose is to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.   The Company is also developing a social networking website named JabberMonkey.com.  JabberMonkey is a social expression site featuring questions on issues and topics that are current and relevant to its members. JabberMonkey questions will be on pertinent issues that in many instances will evoke an emotional response from its members.  Many of the questions on JabberMonkey will provide the individuals voting with a voice to cause an action or affect a result.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the three and six month periods ended June 30, 2010 and 2009, none of the potentially dilutive securities was deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Income (Loss) available to common stockholders	$(2,153)	$(178,961)	$113,002	$(302,221)

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Note conversions	-	-	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the six month periods ended June 30, 2010 and 2009 the Company had outstanding options to purchase 1,248,332 and 1,525,832 shares of common stock at a per share weighted average exercise price of $1.26 and $1.31, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, the Company did not include in either period warrants to purchase 441,000 shares of common stock at a price of $1.95 per share in the earnings per share calculation because they were anti-dilutive.  In addition, the Company has $865,000 principal balance of convertible debentures along with $37,381 in accrued interest which is convertible into 601,588 shares of the Company’s common stock.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Stock-Based Compensation (Continued):

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

The effective income tax rate of 0% for the six months ended June 30, 2010 and 2009 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the past and/or respective period.  The tax liability generated by the net income at the effective income tax rate would have been approximately $41,000 for the six months ended June 30, 2010 and would have reduced the deferred tax benefit and reserve by the same amount.  A tax benefit of $108,000 should have been generated for the six months ended June 30, 2009.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of June 30, 2009 the Company had net operating losses of approximately $3,000,000 resulting in a deferred tax asset of approximately $1,200,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

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

2.   Related Party Transactions

During the six months ended June 30, 2010, the Company received $310,000 in common stock proceeds from family members of the Company’s officers related to the private placement of Units offering discussed below.

3.   Notes Payable

During the six months ended June 30, 2010, we sold an additional 97 units (the “Units”) of the 200 Unit offering for proceeds of $485,000, at $5,000 per unit for total offering proceeds of $865,000. Each Unit consists of a five thousand dollar ($5,000) principal amount Convertible Debenture (“the Debenture”) and twenty five hundred (2,500) common stock purchase warrants. As of June 30, 2010 a total of 173 units have been sold in the offering. Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held an exercise price equal to the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”). The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

3.   Notes Payable (Continued):

shares of Calibrus’ common stock.  As of June 30, 2010 a total of 432,500 warrants have been issued in the offering.

4.   Warrants

On March 9, 2010 the Company issued a total of 8,500 warrants to two broker-dealers as commissions for raising funds in its private placement offering.  The warrants have a two-year expected term and are exercisable at the lower of (i) one dollar and ninety-five cents ($1.95) per share or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   The warrants were valued at a total of $426 using the black-scholes pricing model and were expensed at that time.

5.   Subsequent Events

No material subsequent events were noted other than those listed below.

Subsequent to June 30, 2010 the Company has sold an additional 27 Units for $135,000.  This completed the Unit offering with a total of $1,000,000 raised.  The Company issued an additional 67,500 warrants as part of the Units sold to complete the offering language.

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

Overview

Our performance for the six months ended June 30, 2010 continued to reflect the overall volume decline in the Third Party Verification ("TPV") business as a whole.   Fortunately, we have been able to significantly reduce our operating expenses as they relate to our current revenue rate and have also entered into new contracts with some of our existing customers.  These contracts called for increased pricing per call which has partially offset the continued decline in volume, resulting in a net profit for the six months ended June 30, 2010.  We have also continued to increase our expenditures into software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company intends to launch its JabberMonkey.com social expression website during the third quarter 2010.  The Company has also begun development of a live event social networking application for smartphones.  The application uses the phone's GPS to determine the event that the fan is attending.  Through communication with the application service or a separate event service the application then retrieves relevant information on the event based on the user's GPS location, and allows the fan to "check-in" to the event through the application service.

Results of Operations
The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Six Months Ended				Three Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	(Unaudited)					(Unaudited)
Revenue	$1,943,665	100.0%	$2,425,624	100.0%	$899,056	100.0%	$1,115,261	100.0%
Cost of Goods Sold	695,636	35.8%	977,497	40.3%	328,350	36.5%	448,062	40.2%
Gross Profit	1,248,029	64.2%	1,448,127	59.7%	570,706	63.5%	667,199	59.8%
Research and Development	17,690	0.9%	545,485	22.5%	17,690	2.0%	262,993	23.6%
General and Administrative Expenses	1,079,451	55.5%	1,206,842	49.8%	530,633	59.0%	583,862	52.4%
Loss from Operations	150,888	7.8%	(304,200)	-12.5%	22,383	2.5%	(179,656)	-16.1%
Interest Income	430	0.0%	1,979	0.1%	219	0.0%	695	0.1%
Interest Expense	(38,316)	-2.0%	-	0.0%	(24,755)	-2.8%	-	0.0%
Net Income	$113,002	5.8%	$(302,221)	-12.5%	$(2,153)	-0.2%	$(178,961)	-16.0%

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenue – Revenue decreased 19.39% to $899,056 for the three months ended June 30, 2010, which we refer to as “2nd quarter 2010,” from $1,115,261 for the three months ended June 30, 2009, which we refer to as “2nd quarter 2009.”  The decrease was due to the continued volume decline of TPV business; however this was offset partially by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 26.72% to $328,350 for the 2nd quarter 2010, from $448,062 for the 2nd quarter 2009.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $119,712 reduction, approximately 95% was attributable to reduced sales and approximately 5% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $570,706 in the 2nd quarter 2010 from $667,199 in the 2nd quarter 2009,  but the gross profit margin increased to 63.50% from 59.82% in the respective periods. The decrease in the gross profit was directly related to lower sales levels, while the gross profit margin increase during the 2nd quarter 2010 was the result of the Company’s reduction of fixed expenses related to its TPV business, new pricing terms with existing customers and a greater percentage of higher margin automated services.

Research and Development – Research and development expenses decreased from $262,993 in the 2nd quarter of 2009 to $17,690 in the 2nd quarter of 2010.  This is a result of the Company’s capitalization of the expenditures related to its JabberMonkey.com social networking website.  During the 2nd quarter of 2010 the Company capitalized $472,830 related to the project.  The Company continues to invest capital to diversify its product offerings in an attempt to offset volume drops in its core TPV business.  The research and development expense incurred in the 2nd quarter of 2010 relates directly to the development of the Company’s live event social networking application.

General and Administrative Expenses – General and administrative expense decreased 9.12% to $530,633 in the 2nd quarter of 2010 from $583,862 in the 2nd quarter of 2009. The reduction was primarily due to lower overhead as the Company’s product mix moves from a higher percentage of live-agent TPV to more automated services such as IVR and hosted call recording.

Net Loss – Net loss decreased to $2,153 for the 2nd quarter of 2010 from a net loss of $178,961 in the 2nd quarter of 2009.  The decrease was a result of higher pricing terms as negotiated in new contracts with existing customers and a higher percentage of automated services with a higher margin.  The Company also continued to reduce general and administrative expenses as outlined above.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenue – Revenue decreased 19.87% to $1,943,665 for the six months ended June 30, 2010, which we refer to as “Half Year 2010,” from $2,425,624 for the six months ended June 30, 2009, which we refer to as “Half Year 2009.”  The decrease was due to the continued volume decline of TPV business; however this was partially offset by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 28.83% to $695,636 for the Half Year 2010 from $977,497 for the Half Year 2009.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $281,861 reduction, approximately 95% was attributable to reduced sales and approximately 5% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $1,248,029 in the Half Year 2010 from $1,448,127 in the Half Year 2009 and the gross profit margin increased to 64.20% from 59.70% in the respective periods. The increase in gross profit margin during the Half Year 2010 was primarily due to the Company’s reduction of fixed expenses related to its TPV business and higher percentage of IVR and call recording services which provide for higher profit margins.  The overall decrease in gross profit was a direct result of declines in operating revenue.

Research and Development – Research and development expenses decreased to $17,690 in the Half Year 2010 from $545,485 in the Half Year 2009.  This is a result of the Company’s capitalization of the expenditures related to its JabberMonkey.com social networking website.  During the Half Year 2010 the Company capitalized $942,899 related to the project.  The Company continues to invest capital to diversify its product offerings in an attempt to offset volume drops in its core TPV business.  The research and development expense incurred in the 2nd quarter of 2010 relates directly to the development of the Company’s live event social networking application.

General and Administrative Expenses – General and administrative expense decreased 10.56% to $1,079,451 in the Half Year of 2010 from $1,206,842 in the Half Year of 2009.  The reduction was primarily due to lower overhead as the Company’s product mix moves from a higher percentage of live-agent TPV to more automated services, such as IVR and hosted call recording.

Net Income (Loss) – The Company generated net income of $113,002 for the half year 2010 compared to a net loss of ($302,221) for the half year 2009, a difference of $415,223.  The difference was a result of higher pricing terms negotiated in new contracts with existing customers and a higher percentage of automated services that provide for a higher margin.  The Company also continued to reduce general and administrative expenses as outlined above.

Liquidity and Capital Resources

As of June 30, 2010 we had cash on hand of $158,675 and negative working capital of $857,289.  Historically, the Company has been able to fund operations through the generation of positive cash flow from its business operations.  The Company was able to generate a small amount of positive cash flow from operations in the 1st and 2nd quarters of 2010.  As of June 30, 2010 the Company had sold 173 Units, at $5,000 per Unit, in its private placement offering, for total offering proceeds of $865,000.  Subsequent to June 30, 2010 the Company sold the remaining 27 units bringing total offering proceeds to $1,000,000.  If the Company is not able to consistently return operations to profitability, it will need to raise capital in addition to the recently Completed Unit offering. There can be no assurance that it will be able to raise such capital or do so on favorable terms.

Forward-Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our beliefs and assumptions and on information currently available to us.  Forward-looking statements include the information concerning our possible or assumed search for new business opportunities and future costs of operations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the difficulty in locating new business opportunities; our regulatory environment; our operating history of declining resources; our ability to implement our diversification strategy; our ability to implement our business plan related its JabberMoney.com website; our ability to  integrate acquired companies and their assets and personnel into our business; our obligations to pay professional fees; our ability to raise additional capital and do so on favorable terms; and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 during the six months ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From October 2009 through June 2010, we sold 173 Units, at $5,000 per unit, in our private placement of Units for total offering proceeds of $865,000. Each Unit consists of a five-thousand dollar ($5,000) principal amount Debenture and twenty-five hundred (2,500) common stock purchase warrants. Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months. The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock. At March 31, 2010, we had completed the sale of the original 150 Units for total proceeds of $750,000. We extended the offering and increased the amount of the offering to $1,000,000 because the offering was over committed. As of June 30, 2010 a total of 432,500 warrants have been issued in relation to the offering. Subsequent to June 30, 2010, the Company sold the remaining 27 units, bringing total offering proceeds to $1,000,000.

In addition 8,500 placement agent warrants have been issued during the six months ended June 30, 2010 related to the offering. The terms of the warrants mirror those of the private placement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By: Jeff W. Homes                                      Date: August 16, 2010
Jeff W. Holmes, CEO

By: Kevin J. Asher                                     Date: August 16, 2010
Kevin J. Asher, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Jeff W. Homes Jeff W. Holmes	Director, CEO	August 16, 2010

Kirk Blosch Kirk Blosch	Director	August 16, 2010

Christian J. Hoffmann, III Christian J. Hoffmann, III	Director	August 16, 2010

Charles House Charles House	Director	August 16, 2010