Form 10-Q
period 2010-09-30
CALIBRUS, INC.
filed 2010-11-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
or

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

The number of shares of the issuer’s Common Stock outstanding as of November 14, 2010 is 6,794,600.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$31,864	$174,428
Accounts receivable - trade, net	696,699	580,487
Prepaid expenses	15,078	92,613

Total Current Assets	743,641	847,528

Property and equipment, net	39,973	80,008
Software development	2,441,285	1,014,328
Deposits	29,392	29,869
Intangible asset, net	292	1,167

Total Assets	$3,254,583	$1,972,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable, net of discount - current portion	$593,425	$371,474
Related party notes payable - current portion	405,000	-
Short term related party advance	115,000	-
Accounts payable - trade	646,124	254,678
Accrued liabilities	236,567	284,383

Total Current Liabilities	1,996,116	910,535

Total Liabilities	1,996,116	910,535

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding at September 30, 2010
and December 31, 2009	6,795	6,795
Additional paid-in capital	4,765,758	4,640,812
Accumulated deficit	(3,514,086)	(3,585,242)

Total Stockholders' Equity	1,258,467	1,062,365

Total Liabilities and Stockholders' Equity	$3,254,583	$1,972,900

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Revenues	$945,929	$1,023,829	$2,889,594	$3,449,453

Cost of revenues	329,621	429,409	1,025,257	1,406,906

Gross profit	616,308	594,420	1,864,337	2,042,547

Research and development expense	-	-	17,690	545,485
General and administrative expenses	627,125	554,121	1,706,576	1,760,963

Income (Loss) from Operations	(10,817)	40,299	140,071	(263,901)

Other Income (Expense):
Interest income	159	377	589	2,356
Interest expense	(31,188)	-	(69,504)	-

	(31,029)	377	(68,915)	2,356

Income (Loss) before income taxes	(41,846)	40,676	71,156	(261,545)

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (Loss)	$(41,846)	$40,676	$71,156	$(261,545)

Income (Loss) per Common Share: (Note 1)
Basic and Dilutied	$(0.01)	$0.01	$0.01	$(0.04)

Weighted Average Common Shares Outstanding:	6,794,600	6,794,600	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (Loss)	$71,156	$(261,545)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	45,902	92,277
Amortization of debt discount	6,951	-
Stock based compensation expense	124,520	-
Warrants issued for services	426	-
Bad debt expense	495	50,772
Changes in assets and liabilities:
Accounts receivable - trade	(116,707)	25,019
Prepaid expenses	77,535	63,431
Deposits	477	4,512
Accounts payable - trade	391,446	27,781
Accrued liabilities	(47,816)	(15,082)

Net cash provided (used) by operating activities	554,385	(12,835)

Cash flows from investing activities:
Purchase of fixed assets	(4,992)	(28,022)
Purchase of software development	(1,426,957)	(537,731)

Net cash used by investing activities	(1,431,949)	(565,753)

Cash flows from financing activities:
Proceeds from short term related party advance	115,000	-
Proceeds from issuance of debt	620,000	-

Net cash provided by financing activities	735,000	-

Net decrease in cash and cash equivalents	(142,564)	(578,588)

Cash and cash equivalents at beginning of period	174,428	854,159

Cash and cash equivalents at end of period	$31,864	$275,571

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$50	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the collection of accounts receivable, the recoverability of software development, and the valuation of stock options and warrants.  Actual results could differ from those estimates.

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

Earnings per Share:

 Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the three and nine month periods ended September 30, 2010 and 2009, none of the potentially dilutive securities was deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Income (Loss) available to common stockholders	$(41,846)	$40,676	$71,156	$(261,545)

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Note conversions	-	-	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the nine month periods ended September 30, 2010 and 2009 the Company had outstanding options to purchase 2,742,499 and 1,525,832 shares of common stock at a per share weighted average exercise price of $1.12 and $1.31, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, the Company did not include in either period warrants to purchase 508,500 shares of common stock at a price of $1.95 per share in the earnings per share calculation as they were anti-dilutive.  In addition, as of September 30, 2010 the Company has $1,000,000 principal balance of convertible debentures along with $66,252 in accrued interest which is convertible into 710,835 shares of the Company’s common stock if converted.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Stock-Based Compensation (Continued):

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  The Company uses the market index as it does not have sufficient historical trading activity to provide a reasonable basis upon which to calculate the expected volatility due to the limited amount of time its equity shares have been publicly traded;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

During the nine months ended September 30, 2010, the Company granted a total of 984,167 incentive stock options to its employees and an additional 510,000 non-qualified stock options to members of its Board of Directors.  An additional 50,000 options will vest upon completion of the Company’s Fanatic Fan smart phone application.  Expense related to those options is $4,319 and will be expensed upon completion of the application.  Total compensation expense related to the issuance of the options was $124,520 and was calculated using the Black Scholes Pricing Model.  All of the newly issued options have a grant price of $1.00 and five year expiration terms.  The Company also increased the amount of options available under its incentive stock option plan by 550,000 options bringing the total options available for grant under the plan to 2,000,000.

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

The effective income tax rate of 0% for the nine months ended September 30, 2010 and 2009 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  The tax liability generated by the net income at the effective income tax rate would have been approximately $7,000 for the nine months ended September 30, 2010 and would have reduced the deferred tax benefit and reserve by the same amount.  A tax benefit of $102,000 should have been generated for the nine months ended September 30, 2009.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of September 30, 2010 the Company had net operating losses of approximately $3,000,000 resulting in a deferred tax asset of approximately $1,200,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product under development is still in the development stage and has not reached marketability.  Upon completion of the project, the capitalized costs will be amortized over the estimated economic life of the product.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

During the nine months ended September 30, 2010, the Company received $310,000 in note proceeds from family members of the Company’s officers related to the private placement offering discussed below.

During the nine months ended September 30, 2010, the Company received $95,000 in note proceeds from an entity controlled by one of its officers.

During the nine months ended September 30, 2010, the Company received an $115,000 short term advance from one of its officers.  Due to the short duration of the advance no interest was accrued on the advance.

3.   Notes Payable

During the nine months ended September 30, 2010, we sold an additional 124 units (the “Units”) of the 200 Unit offering for proceeds of $620,000, at $5,000 per unit for total offering proceeds of $1,000,000. Each Unit consists of a five thousand dollar ($5,000) principal amount Convertible Debenture (“the Debenture”) and twenty five hundred (2,500) common stock purchase warrants.  As of September 30, 2010 a total of 200 units have been sold in the offering. Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held an exercise price equal to the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”). The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of September 30, 2010 a total of 500,000 warrants have been issued in relation to the offering.

Subsequent to September 30, 2010 the Company has raised $5,000 (1 unit) of a $500,000 convertible debenture offering for a total of $5,000 raised under the offering.  The opening date of the offering was October 1, 2010.  The offering consists of 100 units consisting of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such 2,500 warrants have been issued in accordance with the offering language.

4.   Warrants

On March 9, 2010 the Company issued a total of 8,500 warrants to two broker dealers as commissions for raising funds in the Company’s private placement offering.  The warrants have a two year expected term and are exercisable at the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   The warrants were valued at a total of $426 using the black-scholes pricing model and were expensed at the date of grant.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

5.   Subsequent Events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than the events described below no other material subsequent events exist.

Subsequent to September 30, 2010 the Company has raised $5,000 (1 unit) of a $500,000 convertible debenture offering for a total of $5,000 raised under the offering.  The opening date of the offering was October 1, 2010.  The offering consists of 100 units consisting of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such 2,500 warrants have been issued in accordance with the offering language.

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

Overview

Our performance for the nine months ended September 30, 2010 continued to reflect the overall volume decline in the Third Party Verification business as a whole.   Fortunately, we have been able to significantly reduce our operating expenses as they relate to our current revenue rate and have also entered into new contracts with some of our existing customers.  These contracts called for increased pricing which has offset the continued decline in volume resulting in a net profit for the nine months ended September 30, 2010.  We have also continued to increase our expenditures into software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company intends to launch its JabberMonkey.com social expression website during the fourth quarter 2010.  The Company has also begun development of a live event social networking application for smartphones.  The application uses the phone's GPS to determine the event that the fan is attending.  Through communication with the application service or a separate event service the application then retrieves relevant information on the event based on the user's GPS location, and allows the fan to "check-in" to the event through the application service.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Nine Months Ended				Three Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
		(Unaudited)				(Unaudited)
Revenue	$2,889,594	100.0%	$3,449,453	100.0%	$945,929	100.0%	$1,023,829	100.0%
Cost of Goods Sold	1,025,257	35.5%	1,406,906	40.8%	329,621	34.8%	429,409	41.9%
Gross Profit	1,864,337	64.5%	2,042,547	59.2%	616,308	65.2%	594,420	58.1%
Research and Development	17,690	0.6%	545,485	15.8%	-	0.0%	-	0.0%
General and Administrative Expenses	1,706,576	59.1%	1,760,963	51.1%	627,125	66.3%	554,121	54.1%
Profit (loss) from Operations	140,071	4.8%	(263,901)	-7.7%	(10,817)	-1.1%	40,299	3.9%
Interest Income	589	0.0%	2,356	0.1%	159	0.0%	377	0.0%
Interest Expense	(69,504)	-2.4%	-	0.0%	(31,188)	-3.3%	-	0.0%
Net Income (loss)	$71,156	2.5%	$(261,545)	-7.6%	$(41,846)	-4.4%	$40,676	4.0%

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenue – Revenue decreased 7.61% to $945,929 for the three months ended September 30, 2010, which we refer to as “3rd quarter 2010,” from $1,023,829 for the three months ended September 30, 2009, which we refer to as “3rd quarter 2009.”  The decrease was due to the continued volume decline of Third Party Verification business however, this was offset partially by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 23.24% to $329,621 for the 3rd quarter 2010, from $429,409 for the 3rd quarter 2009.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $99,788 reduction, approximately 90% was attributable to reduced sales and approximately 10% was attributable to cost reductions.

Gross Profit – Gross profit increased to $616,308 in the 3rd quarter 2010 from $594,420 in the 3rd quarter 2009 and the gross profit margin increased to 65.15% from 58.06% in the respective periods. The increase in the gross profit and gross profit margin was a result of the Company’s reduction of fixed expenses related to its Third Party Verification business, new pricing terms with existing customers and a greater percentage of higher margin automated services.

General and Administrative Expenses – General and administrative expense increased 13.17% to $627,125 in the 3rd quarter of 2010 from $554,121 in the 3rd quarter of 2009. The increase was primarily due to the issuance of stock options to the Company’s employees and Board of Directors.  Excluding the expense related to this issuance, general and administrative expenses would have been $502,605 or a decrease of 19.85% over the prior year period.  This is indicative of the Company’s continued effort to reduce administrative expenses to be in line with its current revenue.

Net Loss – The Company incurred a net loss of $41,846 for the 3rd quarter of 2010 compared to net income of $40,676 in the 3rd quarter of 2009.  This was a direct result of the expense related to the issuance of stock options in the quarter as discussed above.  Excluding this expense, the Company would have generated net income of $82,674 for the 3rd quarter of 2010.  These results continue to reflect higher pricing terms as negotiated in new contracts with existing customers and a higher percentage of automated services that provide for a higher margin.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenue – Revenue decreased 16.23% to $2,889,594 for the nine months ended September 30, 2010 from $3,449,453 for the nine months ended September 30, 2009.  The decrease was due to the continued volume decline of Third Party Verification business however, was offset partially by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 27.13% to $1,025,257 for the nine months ended September 30, 2010, from $1,406,906 for the nine months ended September 30, 2009.  The decrease was due to lower revenue and the Company’s efforts to reduce fixed expenses related to its business.   Of the $381,649 reduction, approximately 90% was attributable to reduced sales and approximately 10% was attributable to cost reductions.

Gross Profit – Gross profit decreased to $1,864,337 in the nine months ended September 30, 2010 from $2,042,547 in the nine months ended September 30, 2009 and the gross profit margin increased to 64.52% from 59.21% in the respective periods. The increase in gross profit margin during the nine months ended September 30, 2010 was primarily due to the Company’s reduction of fixed expenses related to its Third Party Verification business, higher pricing terms as negotiated in new contracts with existing customers and higher percentage of IVR and call recording services which provide for higher profit margins.  The decrease in gross profit was a direct result of declines in operating revenue.

Research and Development – Research and development expenses decreased to $17,690 in the nine months ended September 30, 2010 from $545,485 in the nine months ended September 30, 2009.  This is a result of the Company’s capitalization of the expenditures related to its JabberMonkey.com social networking website.  During the nine months ended September 30, 2010 the Company capitalized $1,426,957 related to the project.  The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.  The research and development expense incurred in the nine months ended September 30, 2010 relates directly to the development of the Company’s live event social networking application.

General and Administrative Expenses – General and administrative expense decreased 3.09% to $1,706,576 in the nine months ended September 30, 2010 from $1,760,963 in the nine months ended September 30, 2009.  Excluding the expense related to the Company’s issuance of stock options to its employees and board of directors, general and administrative expenses would have been $1,582,056 or a decrease of 10.13% over the prior year period.  This is indicative of the Company’s continued effort to reduce administrative expenses to be in line with its current revenue.

Net Income (Loss) – The Company generated net income of $71,156 for the nine months ended September 30, 2010 compared to a net loss of ($261,545) for the nine months ended September 30, 2009, a difference of $279,142.  Excluding the expense related to the issuance of stock options as discussed above, net income for the nine months ended September 30, 2010 would have been $195,676.  The difference was a result of higher pricing terms as negotiated in new contracts with existing customers and a higher percentage of automated services that provide for a higher margin.  The Company also continued to reduce general and administrative expenses as outlined above.

Liquidity and Capital Resources

As of June 30, 2010 we had cash on hand of $31,864 and negative working capital of $1,252,475.  Historically, the Company has been able to fund operations through the generation of positive cash flow from its business operations.  The Company was able to generate a small amount of positive cash flow from operations in the first three quarters of 2010.  As of September 30, 2010 the Company has also sold 200 Units, at $5,000 per Unit, in its private placement offering, for total offering proceeds of $1,000,000.  The Company has used the majority of the $1,000,000 in proceeds for development work on its JabberMonkey.com website and smart phone application.  The company has been investing all of its excess capital in the development of its JabberMonkey.com website at the rate of approximately $160,000 per month.  At this rate the Company will need to raise additional capital to continue the development of its website and smart phone application.  As such in October 2010, the Company has initiated an additional $500,000 private placement of convertible debentures to fund this development.  If the Company is not able to consistently run its operations at a profit and raise the additional capital, it will be forced to significantly reduce its expenditures related to the JabberMonkey.com and smart phone applications.  There can be no assurance that the Company will be able to raise such capital or do so on favorable terms.

The Company also has $250,000 of principal balance convertible debentures maturing in November 2010 and an additional $130,000 maturing in December 2010.  The Company is in the proces of obtaining six month extensions from the debenture holders and is confident it can do so.  If the Company is not able to obtain extensions or the debenture holders do not convert their debentures and accrued interest into shares of the Company’s common stock it will put significant pressure on the Company to repay these debentures.  The Company would be forced to cease development on its JabberMonkey.com website and smart phone application and use any proceeds from its current convertible debenture raise to repay these debentures.

Significant accounting policies and pending accounting pronouncements are addressed in detail in the Company’s Form10-K filing for the year ended December 31, 2009.  There have been no significant changes in these matters since that filing.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 during the nine months ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From October 2009 through July 2010, we sold 200 Units, at $5,000 per unit, in our private placement of Units for total offering proceeds of $1,000,000. Each Unit consists of a five-thousand dollar ($5,000) principal amount Debenture and twenty-five hundred (2,500) common stock purchase warrants. Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months. The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock. At March 31, 2010, we had completed the sale of the original 150 Units for total proceeds of $750,000. We extended the offering and increased the amount of the offering to $1,000,000 because the offering was over committed. As of September 30, 2010 a total of 500,000 warrants have been issued in relation to the offering.

In addition 8,500 placement agent warrants have been issued during the nine months ended September 30, 2010 related to the offering.  The terms of the warrants mirror those of the private placement offering.

Subsequent to September 30, 2010 the Company has raised $5,000 (1 unit) of a $500,000 convertible debenture offering for a total of $5,000 raised under the offering.  The opening date of the offering was October 1, 2010.  The offering consists of 100 units consisting of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such 2,500 warrants have been issued in accordance with the offering language.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Calibrus, Inc.

By: /s/ Jeff W. Homes                                            Date: November 15, 2010
Jeff W. Holmes, CEO

By: /s/ Kevin J. Asher                                    Date: November 15, 2010
Kevin J. Asher, CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff W. Homes Jeff W. Holmes	Director, CEO	November 15, 2010

/s/ Kirk Blosch Kirk Blosch	Director	November 15, 2010

/s/ Christian J. Hoffmann, III Christian J. Hoffmann, III	Director	November 15, 2010

/s/ Charles House Charles House	Director	November 15, 2010