Form 10-K
period 2010-12-31
CALIBRUS, INC.
filed 2011-04-13
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
        (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐         No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☐         No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                                Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Currently, the average of the bid and ask price is $.30 per share giving the shares held by non-affiliates a value of $1,052,380.  Since the Registrant does not have an active trading market this numbers may not be reliable indication of the share price.

As of March 21, 2010, the Registrant had 6,794,600 shares of common stock issued and outstanding.

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

Overview

Calibrus, Inc. is a technology based company established in 1999.  We have two business units that leverage our technology capabilities.  We have provided Hosted Business Solutions for ten years and now plan to expand our offerings to offer a social networking site called JabberMonkey (Jabbermonkey.com) and development of a location based social networking application for smart phones called Fanatic Fans.

Through our Hosted Business Solutions, we provide Third Party Verification (TPV) Services, Hosted Call Recording Services and Interactive Voice Response/Voice Recognition Unit (IVR/VRU) Services to some telecom, cable and insurance companies.  We estimate that we have processed over 50 million live agent calls/recordings and 5 million IVR calls/recordings to date serving these companies.  With over 70 employees, the latest equipment and in-house designed software and solutions, we are the hosted solution company that companies can trust with their data.

Our technology provides us with the ability to provide fully-integrated live voice, data, and automated services and combinations of services out of a unified platform.  Our system’s processes and functionality allow our IT staff to easily design and build systems that satisfy clients’ process requirements.  Using our technology has allowed us to develop and build customized web-based solutions incorporating call recording, “click to call” and voice message broadcast functionality.

Calibrus has leveraged our technology capabilities to expand into the growing market of social expression websites.  Leveraging the software development experience we have obtained over the last 10 years, we created the site JabberMonkey.com which just completed the beta phase of development.  JabberMonkey is a site where users can have an interactive experience of asking questions of other members, post comments and have ongoing interactive video and text chats.

Calibrus Products and Services - Calibrus Hosted Third Party Verification (TPV) Services

Calibrus' Third Party Verification service is easy to use and offers both Live Operator and IVR/VRU Third Party Verification services.  Calibrus’ Live Operators process thousands of TPV calls daily.  To date, Live Operator TPV has been the solution of choice for several of our largest customers.  Live operators offer the best customer experience and typically higher success rates over IVR/VRU solutions.  Our Automated IVR (Interactive Voice Response)/ VRU (Voice Recognition Unit) solution offers a low-cost alternative to a live voice agent while ensuring compliance with both FCC and State PUC (Public Utility Commission) Third Party Verification requirements. Our IVR systems feature intuitive scripting to automatically ensure the correct questions are asked. Our custom IVR solutions enable client’s customers to easily opt-out to a live agent at any time if they require personal attention.

What is Third Party Verification?

Third Party Verification is the confirmation of a customer’s order by an independent third party.  This process protects both the customer and the company selling services from fraud and slamming/cramming of products onto their lines.  Once the sale has been made, the customer is transferred to an independent Third Party, such as Calibrus, that will read a pre-determined script to which the customer will answer yes or no.

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
° Less Back Room Clean-up Expense
° Fewer Lost Sales due to Non-Verified TPV’s
•	Close to Real-Time Call Record and File Retrieval and Posting
•	Cost Competitive Live Operator Answering Service

Calibrus has developed a TPV process that allows for a very efficient transfer of data from a sales agent to a Calibrus Live Operator.  This process reduces call lengths, agent errors, and TPV costs.  The following is a diagram of our Live Operator TPV Process Method.

Our Live Operator Third Party Verification solution helps our customers meet compliance requirements and improve their overall business processes.   TPV revenue accounted for approximately 98.8% of the Company’s total revenue.  For 2010, 89% of our TPV revenue was derived from Live Operator services and 11% was derived IVR/VRU services.  Our TPV services are priced on per transaction or per minute usage.

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

The upload process is very simple to use:  Access the secure web portal, enter in the information into the portal  to be tied to the recording, mark the “Upload” existing file checkbox, identify the file and hit submit.  The file is then uploaded into the Claims Recording Database and is then available to pull in the reporting website. Calibrus offers insurance companies the ability to switch to a hosted solution without having to invest heavily into an internal recording solution.  By using our hosted solution, customers forgo having to invest in hardware, software, site licenses, continuous upgrades, storage facilities and dedicated IT support.  We handle all of that for our customers, and  get a recording solution in place within weeks.  Other benefits of using our solution are immediate access for playback of the recorded statement, back up redundancy of the digital .wav file for security purposes, enhanced call tracking and data analysis, ability by managers to quickly review calls and provide coaching easily, and customizable report capabilities.   For 2010, 1.2% of our total revenue was derived from Call Recording services.

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

Concentration of Customers

As the number of telecommunications companies has decreased, we have seen a concentration of revenues coming from two primary customers.  In 2007 AT&T Communications and Cox Communications exceeded approximately eighty percent of our revenues for the first time.  Currently nearly eighty percent of our revenues are still derived from these two customers.  For the years ended December 31, 2010 and 2009, AT&T Communications accounted for 68% and 55% and Cox Communications 17%  and 25%, respectively, of our revenues.  This revenue is derived from our TPV business.  If we were to lose one of these customers before our other business lines start generating more revenue, it could have a detrimental effect on our ability to stay in business.  We are actively moving away from the TPV business being our primary operations and are hopeful that we will be able to reduce our reliance on these two customers.  We made the decision to diversify our product offerings based on our belief that consolidation in the telecommunications industry has reduced the number of telephone customers changing carriers.  As such, the need for third party verification has decreased.  We believe there will continue to be customers changing phone carriers but as the number decreases the revenue we receive from our third party verification business continues to decline.  We believe it is prudent to seek other sources of revenue.

Our contract with AT&T expired on December 31, 2009.  We signed two short-term contract extensions with modified pricing through March 2010.  On April 8, 2010 the Company signed a new contract with AT&T.  The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that our services are deemed performed when provided.  The Company also signed a contract extension with Qwest Communications during the year ended December 31, 2010 with new pricing terms.  For the year ended December 31, 2009 the Company signed a new contract with Cox Communications to provide TPV services via IVR with a Live Opt-Out option with new pricing terms.

New Calibrus Products and Services - JabberMonkey.com and Fanatic Fans

Fanatic Fans

In the second half of 2010 we commenced development of a location based social networking application for smart phones called Fanatic Fans.

Fanatic Fans aim is to inform fans about upcoming live events in the Sports and Music industries by giving users the ability to interact with live events, share their experiences, and earn rewards for attending live events.   Users will be able to browse a calendar of upcoming events which can be segmented by region and artist.  From here users can get detailed information on the event and discuss the event with other fans.  While at an event users will be able to share their experiences with social networks Facebook and Twitter, and communicate with other people at the event.  Users will be able to unlock virtual awards and earn virtual points in recognition of attending events.  Within their profile users can browse and view the items they have unlocked and receive news on their favorite artists.  Finally Users can redeem their virtual points for food/drinks, apparel and event tickets in the application award section.

Fanatic Fans will reward fans for their support of their favorite sports team, music artist or band.  National and local businesses will be able to market to fans that attend the events by listing promotions (goods and services) on our application.  Businesses will list their promotions (i.e. After the Diamondbacks Game Come to Hanney’s Restaurant and Receive One Free Beer or 50% Off any Appetizer!  Redeem for 50 Points) and users can view and redeem these promotions and offers that are specific to their interests.   Fanatic Fans will also hold contests and provide recognition to the most Fanatic Fans.

Functionality

When a user is at an event the app will automatically determine the event their attending using the phones GPS.  The user will be able to view information on the show including a list of the artists performing at the show.  There will also be a string of comments from other users allowing fans to interact with one another while at the show.  From here the user will be prompted to check in, while checking in they will be prompted to leave a comment and post their comment to Twitter and Facebook.  By checking in the user will unlock a virtual award which can also be published to Facebook and Twitter.  Users will also earn virtual currency by checking into a location.  After checking in the user will return to the comments page where they can continue to read and add comments about the show.

When a user is not at a show they can use Fanatic Fans to locate upcoming shows.  They can browse a calendar of all upcoming shows and sort by location and artists that they follow.  Users can then get information on the show including; time, location, and performing artists.  Users can also view tips created by other members and add tips of their own.  Finally users can confirm that they are going to attend an event and tell their friends by publishing to Facebook and Twitter.

Fanatic will feature a profile page which will allow users to view their past activity within the app and receive news updates on their favorite artists.  They can view all the awards that they have unlocked, and all the shows that they have attended.  They can also receive the latest news posts of some of their favorite music artist.  Finally, users can adjust their personal settings from their profile including which artists they wish to follow, their home town, and their Facebook and twitter account information.

Basic Functionality (at launch of Fanatic Fans)

Check into an Event
Get information on the event
Communicate with other fans at the event using a messaging board
Post messages to Facebook and Twitter
Unlock Virtual awards
Earn virtual points and badges
Look up upcoming events in your area, and entire tour schedules of your artists
View all your awards and your rank among other users
Redeem your currency for goods
Vendor/Business can list promotions for users to redeem Fanatic Fan virtual points.
Buy Tickets to live events through a third party

Competition

Fanatic Fans will be entering into one of the fastest growing segments of location based social networking and as such will face intense competition from applications such as Foursquare and Gowalla.  Competitors in this space are very well financed and have the advantage of having already captured consumers that may be unwilling to switch to a new application. At this time, we have no intellectual property protection and are only now preparing preliminary patent and trademark filings.  It is still unknown if any of our filings will lead to actually receiving provisional patents or final patents or trademarks.

Marketing

Our initial marketing will be aimed at attracting consumers through the respective application stores such as The AppStore on Itunes, attendance at live events and links to the application download from participating vendors.    However, to attract these users we first must establish JabberMonkey as a unique interactive experience that differs from the other social networking sites.

Revenue Model

Our initial revenue model will be based on advertising.  As such, we do not anticipate any revenue for some time.  To be able to sell advertisements  we will need to have a certain level of users which we think will take most of 2011 to achieve.  If we are not able to attract sufficient users, we will not be able to engage in any advertisement.

The Company also intends on generating revenue from monthly fees for businesses listing promotions inside of the application.

Technology

The Fanatic Fans application can be used by Apple and Android Smart Phones.  The application will utilize GPS functionality built into smart phones along with existing data and Wi-Fi capabilities.

Development

The Company is currently developing the application and intends to submit the application for approval with Apple in the second quarter of 2011.

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

• A business wants to get individuals to provide feedback and name their next product.  JabberMonkey members can vote, provide feedback about the product and name the new product.

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

Calibrus’ focus  has been to develop and distinguish JabberMonkey from the other social networking sites, which are very static and rely only on instant messaging and fixed web pages.  Calibrus has focused on designing a site that is easy to use and is video intensive with user friendly software for video attachment and conferencing.

JabberMonkey completed its alpha testing and moved into beta testing in December 2009.  The Beta testing ran through the end of November 2010 and the first official non-beta version of the website was released in December 2010.  We do not have the capital required to commence our marketing plan related to the website and thus do not anticipate any revenue from JabberMonkey until late in 2011, if we obtain sufficient capital.

Competition

JabberMonkey will be entering into one of the fastest growing segments of the internet and as such will face intense competition from sites such as MySpace and Facebook.  Although Calibrus believes the JabberMonkey site offers new features, it is likely the other sites will soon be able to offer similar features.  Competitors in this space are very well financed and have the advantage of having already captured consumers that may be unwilling to switch to a new site. At this time, we have no intellectual property protection and are only now preparing preliminary patent and trademark filings.  It is still unknown if any of our filings will lead to actually receiving provisional patents or final patents or trademarks.  Although we believe our site offers unique features, we cannot say if other companies are developing similar features to their social networking sites.  Additionally, many of the features of our site could be developed by other sites with variations that could possibly get around any intellectual property protections we are able to obtain.

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

Marketing

Our initial marketing will be aimed at attracting consumers from focusing on affinity sites and limited advertising on college and sports talk shows.  We believe initial consumers can be attracted through links on web pages at Facebook, MySpace and Twitter.  However, to attract these users we first must establish JabberMonkey as a unique interactive experience that differs from the other social networking sites.

This initial marketing efforts will be directed at targeted groups and communities which would see the advantage of being able to communicate on their topic areas and have on-line conversations.   Such groups would be gamers, sports enthusiast, school communities, clubs and political or civic organizations.   To this end, we are reviewing the cost to advertise on radio particularly sports radio and on certain online sites.  As our capital for marketing is very limited, we may have to focus initially on one advertising market or focus on a slow growth and word of mouth communications depending on the final development cost of the JabberMonkey site and how much capital we were able to raise.

Revenue Model

Our initial revenue model will be based on advertising.  As such, we do not anticipate any revenue for some time.  To be able to sell advertisements on our site, we will need to have a certain level of users which we think will take most of 2011 to achieve.  If we are not able to attract sufficient users, we will not be able to engage in any advertisement.

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

Development

The Company closed the alpha testing phase of development during December, 2009.  The site reached the beta testing phase in the first part of December, 2009 and ran through November 2010.  The first non-beta version of the website went into operation in December 2010.  To date the Company has not begun to aggressively market the website due to a lack of sufficient capital.

During our alpha development we essentially started limited testing on the software and functionality developed to run the JabberMonkey site.  At this phase of development we had limited number of individuals, primarily our employees, testing the site and giving feedback as to its functionality.  We also revised the software and tried to work out any issues found in the initial development.  The beta stage of testing and development commenced in December 2009 and ran through November 2010.  During the beta phase of development we expanded the number of users and continued testing and enhancements to the functionality of the website.

Even after completing  the beta phase, we could still have software and hardware development problems once the full launch of the site is made and additional users are added.  We cannot say how our software and hardware will function under the strain of a large number of users.

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

We will be dependent in many ways, on our ability to launch our site and attract consumers before our competitors can develop features which would be a direct competitor to the features in our site.  At this time, our ability to be able to attract consumers is unknown as we have only just completed the beta phase of development and released the website for general use and are not certain of the acceptance of our web site and interactive features.

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

Research and Development Costs During the Last Two Fiscal Years

For the years ended December 31, 2010 and 2009 the Company incurred Research and Development Costs of  $232,327 and $545,485, respectively.  Research and Development expense related to the continued development of the Company’s JabberMonkey website and its additional project Fanatic Fans.  We expect as we expand into new markets we will continue to incur additional research and development costs.

ITEM 1A.  RISK FACTORS

Calibrus’ operations are subject to a number of risks including:

Management focus will be on development of  JabberMonkey and Fanatic Fans, both of which are new businesses and we do not know if consumers will like the sites or that we will be able to monetize the sites to produce revenues.

Management made the determination in late 2008 that its existing business model was going to face continued revenue reduction due to the consolidation in the telecommunication industry.  As such, management set out to develop alternative business operations that utilized the core expertise of Calibrus employees and technology.  The result of this development was Fanatic Fans, a location based social networking application for smart phones, and JabberMonkey, a social networking site that features interactive communications among its participants as opposed to the more traditional static pages found on most social networking sites.  As Fanatic Fans and JabberMonkey will increasingly be the focus of the business going forward, we will face competition from well established and funded companies.  Additionally, as a new business there is no guarantee our Fanatic Fans and JabberMonkey offerings will be successful in attracting users.  These factors create substantial risk for investors and the strong likelihood that any investment could result in the loss of an investor’s entire investment.

Both Fanatic Fans and JabberMonkey, will be entering a very crowded social networking marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers none of which we possess.

Management has determined that the future direction of Calibrus will focus on its Fanatic Fans and JabberMonkey offerings.  This puts Calibrus’ business focus in a very competitive field dominated by several very large and well financed companies such as Facebook, MySpace and Twitter and a number of mobile social networking applications for smart phones, such as Fouresquare and Gowalla.  These companies have established an online presence and community that have become destinations in themselves and it will be difficult to make inroads into this space.  Calibrus will be dependent on a new twist to entry into this space but in the end, all social networking sites have similar features and it is likely that if any part of the Calibrus offering becomes compelling, the competitors will adjust their offerings to be directly competitive with Calibrus.  This creates substantial uncertainty on Calibrus’ ability to survive in this space or to be able to attract enough users to be able to monetize its site to produce revenues.

The revenue models for Fanatic Fans and JabberMonkey require we first obtain a sufficient number of users before we can sell advertisements or generate other revenue and it will take time to generate such users and to then monetize the site.

Fanatic Fans and JabberMonkey will be dependent on selling advertisements and finding other ways to monetize our users by selling add on services.  For a social networking site or application to be able to sell advertisements, they first must attract a sufficient number of users to gain the interest of advertisers in buying ads on the sites.  It will take time and money to bring users to our site and application and there is no assurance any users will come.  These time frames along with the general state of development create additional uncertainty as to the potential success of Calibrus.  The site and application may not even work as we plan and even if they do there can be no assurance any users will come, that advertisers will want to advertise or that Calibrus can monetize them.  Additionally, it will be costly to continue development and launch the site and application.

We have only just completed the Beta Phase of development of  JabberMonkey and have not commenced the beta phase of Fanatic Fans and do not know if the they will work at full functionality or be a site consumers will want to use.

Calibrus has completed the beta phase of development for JabbeMonkey which was an initial deployment of the software and site and limited testing by a small group of users. Beta phase has not yet been reached on Fanatic Fans.   At this time, we cannot say with certainty if either will work on a larger scale or that unknown problems will not arise.  There is no assurance we could raise additional capital to launch and market the offerings or if we could raise additional capital at what cost.  Additional capital would most likely result in substantial dilution to current stockholders.  Accordingly, stockholders of Calibrus will be backing an unproven product which may not function as described and could result in Calibrus having financial difficulties in the future.

We currently do not have any patents associated with our Fanatic Fans or JabberMonkey site and if we are not able to develop intellectual property protection around the offerings, we may not be able to prevent competitors from recreating our product offering.

We have filed for a trademark on our JabberMonkey name and received approval during the year ended December 31, 2010.   We filed for a trademark for Fanatic Fans in July 2010.  We do not have any intellectual property protection on the features and software behind Fanatic Fans or JabberMonkey.  We have filed two patent applications with the US Patent and Trademark Office on various features of our JabberMonkey site.  However, we do not know at this time if such applications will result in patents being issued.  Even if we receive patent applications, there is no guarantee that one of our competitors will not be able to find a variation on our services that are not patent protected and be able to directly compete with our take on the social networking experience.

Calibrus’ projections do not show revenue from Fanatic Fans or JabberMonkey for some time and it will be dependent on additional capital to fund operations and continued development until such revenue can be generated.

Since a certain level of consumers must become users of Fanatic Fans and JabberMonkey before they can be monetized to produce revenue, management is of the belief that it will have to raise substantial more capital to reach profitability.     We just finished the beta phase of development of JabberMonkey in November 2010 and have not commenced a beta phase for Fantic Fans.  With a lack of capital to execute on the marketing plan of the website it is unknown when and if the website will be able to attract the required number of users to successfully monetize the website.  It is likely stockholders will suffer further dilution as we raise additional capital and if management cannot raise additional capital stockholders would likely lose most of their investment.  There is no guarantee that we could raise such future capital.

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

We have issued $1,085,000 principal amount of convertible subordinated debentures as of March 23, 2011.  Our current revenue stream from TPV is decreasing and although management has worked to reduce expenses, we are losing money and anticipate we will continue to lose money for the foreseeable future.  As such, we do not have the funds to repay the outstanding debentures and are dependent on additional capital coming in to repay the debentures.  We cannot project when the new product offerings will be successful and if we are unable to return to profitability, we may not be able to repay the Debenture.  Additionally, it would be difficult to convince new investors to contribute money that was going to be used to repay existing debts.

We currently have losses from operations and will need additional capital to execute our business plan.

We had losses from operations with a loss from operations of $27,426 and a net loss of $128,263 for the year ended December 31, 2010, and we have had to rely on existing capital to cover the losses.  For the year ended December 31, 2010, our current assets have been reduced to $400,642.  As consolidation has come over the telecommunications business, our TPV business has been reduced.  We have been leveraging our technology capabilities to expand into new areas but it will take some time for the new areas to replace the loss in business from our TPV operations.  If we are not able to generate sufficient revenues, we will be forced to seek additional capital to fund potential shortfalls.  There can be no assurance that we will be able to raise additional capital or that we will be able to raise capital on terms that are favorable to Calibrus and current stockholders.

If we are not able to stop our losses or expand into new areas, we may be forced to terminate operations.

With revenues from our main business, TPV, being reduced as a result of consolidation in the telecommunications’ industry, we have had to look to expand into new areas.  Our TPV revenue has seen year over year declines from a high of approximately $11,300,000 in 2003 to revenues of approximately $3,745,000 in 2010.  There was a reduction of approximately $500,000 from TPV revenues in 2009 to 2010.  If our expansion efforts with JabberMonkey or Fanatic Fans do not prove successful, our ability to stay in operation is questionable.  We have already reduced our expenses related to TPV to be able to make a profit at anticipated revenue levels.  Even with the reduced expenses, we still operate at a net loss.  Our future success will depend, to a great extent, on the success of JabberMonkey or Fanatic Fans.  Since we have not entered the full operational phase of JabberMonkey or Fanatic Fans, prospective investors will not be able to rely on an operating history when evaluating our potential.  If our expansion efforts do not prove successful, it is likely we would only be able to operate the TPV business at a small operating profit.  Certainly not at a sufficient amount to repay our existing debt obligations.

With our expansion into new business areas, our ability to raise additional capital may be key to our success and without additional capital, we may not be able to stay in business.

We have been losing money and need to expand into new business areas as our TPV business, which has been our primary operations, has declining revenue and only small operating profits.  Even if we leverage our current technology and infrastructure, without additional capital it will be difficult for us to enter into new business markets.  With the current credit crisis in the United States, it may be difficult to raise capital and we do not think traditional forms of financing, such as bank loans, will be available for us.  Given the current economic times, we would anticipate it being difficult to raise any capital and believe the terms we could obtain may not be very favorable, possibly resulting in substantial dilution to current shareholders.  There can be no assurance that we will be able to raise the required capital.

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

We currently depend upon a single customer segment, the telecommunication market, for the majority of revenues and a decrease in its demand for our services or pricing modifications in this segment would have a material adverse effect on our business, operations, and financial condition.

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

Almost 85% of our revenues are derived from two customers and the loss of either customer would have a material adverse effect on our business, operations and financial condition.

Currently, almost 85% of our revenues are derived from AT&T Communications and Cox Communications.  For the year ended December 31, 2010 AT&T Communications accounted for 68% of our revenue and Cox Communications accounted for 17% of our revenues.  AT&T Communications accounted for 55% of our revenue in 2009 and Cox Communications accounted for 25% of our revenues in 2009.    It is unlikely we could replace either client in the short term and may not have the resources to survive long enough to add additional product offerings without the ongoing revenue from these customers.

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

We plan to expand our operations by introducing JabberMonkey and Fanatic Fans and aggressively marketing them, which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively.  Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We have been experiencing losses, with a net loss of $128,263 and $408,842 for the years ended December 31, 2010 and 2009, respectively. These losses are the result of consolidation in the telecommunication business and our continuing research and development expenses related to new business lines.  We are actively diversifying our product offerings to adjust to changes in our customers and the telecommunications’ industry.  We had negative working capital of $1,692,763 at December 31, 2010. Given our limited working capital, if we were to lose existing customers, it could further hurt our ability to continue in business.  It is likely we will have to seek additional capital in the future as we seek to expand our product offerings.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders will incur substantial and immediate dilution.

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

Calibrus management and founders currently own 50.74% of our issued and outstanding shares of common stock.  As a result, management will most likely be in a position to elect at least a majority of the Board of Directors, to dissolve, merge or sell the assets, and to direct our business affairs without shareholder input or consent.  As such, outside shareholders will not have the ability to change management or the direction of the Company and will be subject to the judgment and decisions of current management for the foreseeable future.

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

Employees

As of March 31, 2011, we had 50 full-time employees and 22 part-time employees.

Offices

Our offices are located at 1225 West Washington Street, Tempe, Arizona 85281 where we lease approximately 7,767 square feet.  Our lease runs through October 31, 2015 at a lease rate of approximately $19 per square foot, including common area charges, for an annual lease amount of $138,500, or $11,538 per month.  Management believes our current lease will serve current and future expansion plans through its term.

ITEM 2. PROPERTIES

Our offices are located at 1225 West Washington, Tempe, Arizona 85281 where we lease approximately 7,767 square feet.  Our lease runs through October 31, 2015, at a lease rate of approximately $19 per square foot, including common area charges, for an annual lease amount of $138,500 or $11,538 per month.  Management believes our current lease will serve current and future expansion plans through the term of our lease.

ITEM 3. LEGAL PROCEEDINGS

On September 13, 2010, a former employee filed a lawsuit in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2010-027027) against the Company.  The complaint was hand-written and does not itemize the specific legal claims, b ut could include (1) discrimination (no statute identified), (2) failure to pay minimum wage or overtime (no statute identified), (3) retaliation, (4) assault, and (5) intentional infliction of emotional distress.  The court entered a scheduling order on March 15, 2011, setting a discovery schedule.  The Company intends to vigourously defend this matter.  The suit is currently in the discovery phase and as such, the likelihood of any outcome is indeterminable.  As such, the accompanying financial statements have not been adjusted to reflect any possible outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Calibrus’ common stock is quoted on OTC Bulletin Board, under the symbol “CALB.” Our common stock is traded on the OTCBB but has had limited trading activity.  Our stock was included in the OTC Bulletin Board in December 2009, but was not eligible for trading until February 2010.  The first trades in the Company’s common stock did not occur until April 2010.

Quarter Ended	High Bid	Low Bid
December 2009	*	*
March 31, 2010	*	*
June 30, 2010	$1.01	$0.45
September 30, 2010	$0.75	$0.51
December 31, 2010	$0.54	$0.30

(*) The Company’s stock did not commence trading until April 2010.  As such, no historical data is available for the Company’s common stock prior to that date.

At March 23, 2011, the bid and asked price for the Company's Common Stock was $0.28 and $0.38. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, Calibrus has not paid any dividends on shares of common stock, and Calibrus does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2010, we had approximately 120 shareholders of record.  As of December 31, 2010, Calibrus had 6,794,600 shares of our common stock issued and outstanding. At March 31, 2011, Calibrus had 6,794,600 shares of its common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

We issued options to our executive officers and directors during the year ended December 31, 2010.  Options issued were only to executive officers and directors and, accordingly, we believe all issuances are exempt from the registration provisions of the Securities Act of 1933.   We issued a total of 1,494,167 options in 2010.  No shares of our common stock were issued in 2010 and 2009.

From October 2009 through July 31, 2010, we sold 200 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in principal amount Convertible Debentures (“the Debentures”) and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $1,000,000.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant (“the Warrants”) entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  In October 2010 we commenced an additional private placement offering of 100 units for proceeds of $500,000 with the same terms as the offering above.  As of March 23, 2011, we had completed the sale of an additional 17 Units for total proceeds of $85,000.
Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,512,499	$1.08	2,337,501
Total	2,512,499	$1.08	2,337,501

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information
We had revenues of $3,745,876 and a net loss of ($128,263) for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $21,519 and negative working capital of ($1,692,763), which represented a decrease in working capital of $1,629,756 from the amount reported at December 31, 2009, of ($63,007).

The following table shows selected summarized financial data for Calibrus at the dates and for the periods indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$3,745,876	$4,245,144
Cost of Revenues	1,334,272	1,768,922
Research and Development	232,327	545,485
General and Administrative Expenses	2,206,703	2,337,788
Net Loss	(128,263)	(408,842)
Basic and Diluted Loss per Share	(0.02)	(0.06)
Basic and Diluted Weighted Average Number of Shares Outstanding	6,794,600	6,794,600
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$400,642	$847,528
Total Assets	3,152,453	1,972,900
Total Current Liabilities	2,093,405	910,535
Working Capital	(1,692,763)	(63,007)
Stockholders’ Equity	1,059,048	1,062,366

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services, including the launch of Fanatic Fans and JabberMonkey; our ability to repay the Debentures; changes in government regulations; availability of management and other key personnel; our ability to raise additional capital and the availability and terms of such capital, if available; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Calibrus believes there have been no significant changes to accounting policies and estimates made during the year ended December 31, 2010.  Calibrus believes that the following addresses Calibrus’ most critical accounting policies.

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

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product was under development through November 2010 and reached availability for general commercial use in December 2010.  Upon completion of the project the capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the year ended December 31, 2010 was $76,430.

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

On April 8, 2010 the Company signed a new contract with its largest customer AT&T.  The contract provides that Calibrus continue to provide AT&T with TPV services.  The service is an IVR based service with a Live Agent Opt-Out.  The new contract provides for higher margins based on revised pricing and the switch from a Live Agent only program to an IVR based solution with Live-Agent Opt-Out.  The Company also executed a contract extension with Qwest Communications during the year ended December 31, 2010.  The extension provides for increased pricing terms.

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

The Company did generate positive cash flow from the TPV and hosted call recording services for the year ended December 31, 2010.

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

It is anticipated that additional hardware and software may be required, as well as additional employees, particularly software programmers and web developers, may be needed in order to complete certain products and services.  We believe within the next twelve (12) months in order to further develop, implement, market and sell Automated Hosted Business services we will need to raise additional capital.   We currently anticipate it will cost an additional $1,000,000 to successfully market our new product.  This is only an estimate and may change substantially as we move forward with our new products.  Additionally, with the current economic conditions facing the country, we may have to raise more funds if we are not able to generate sufficient revenues from the new and existing product lines.  There can be no assurance that we will be able to raise any funds or that the funds raised will be sufficient to cover ongoing expenses.

We have just completed the beta phase of development of our JabberMonkey website at the end of November 2010 and plan to commence the beta phase of Fanatic Fans in 2011.  With the launch of JabberMonkey and Fanatic Fans we will begin to focus more time and capital on the social networking side of our operations and ancillary offerings related to software development and marketing related to social networking.  We believe this will take an increasing amount of our management time and financial resources, but believe it offers long term opportunities that the Hosted Business Solutions does not offer.

The Company has no acquisition plans at this time.

Results of Operations

December 31, 2010

For the year ended December 31, 2010, we had revenues of $3,745,876 compared to revenues of $4,245,144 for the year ended December 31, 2009.  The reduction in revenues is the result of less third party verification work available as the telecommunication industry continued to consolidate and overall call volumes continue to decline.  Since we currently represent some of the largest telecommunication companies, we do not believe we will see a significant increase in revenues from this source.  Accordingly, we are actively expanding our product offerings to leverage our core technology and capabilities to cover other needs of businesses.  Since these efforts to expand our products and services have only recently begun, we cannot say if we will be successful in bringing in additional revenues.

We have been successful at reducing our core operating expenses to better match our current revenue stream and signed new contracts or contract extensions with existing customers that provide for higher pricing.  As such, we have reduced our cost of revenues, as a percentage of sales, for the year ended December 31, 2010 to 36% vs. 42% for 2009.  We have also kept our general and administrative expenses flat although we will see a large reduction in the next year as we have reduced our rent expense from approximately $30,000 per month to $11,500 per month.  This rent reduction occurred in November of 2010 and as such we were only able to receive the benefit for 2 months in year ended December 31, 2010.   However interest expense related to our convertible debentures will be higher as a result of the Company issuing additional debentures through the end of 2010 and additional debentures issued in 2011.

The Company generated cash-flow from operations of approximately $844,000 for the year ended December 31, 2010. With the exception of research and development expenses and capitalized costs related to the JabberMonkey website and its location based social networking smart phone application Fanatic Fans, the Company would have generated net income for the year ended December 31, 2010 of approximately $104,000 (unaudited) and generated positive cashflow of approximately $1,820,000 (unaudited).  This further reflects the Company’s success in stabilizing the TPV business even given the downturn in revenues.  The Company is in a position to dramatically reduce or eliminate its R&D expenses and cash flows attributable to the capitalization of its JabberMonkey project at any time, if needed.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

As of December 31, 2010 we had cash on hand of $21,519  and negative working capital of $1,692,763 with current assets of $400,642 and current liabilities of $2,093,405.

Our working capital as of December 31, 2010, was down from negative working capital of $63,007 at December 31, 2009, as we continued to invest resources into the development of our social networking product offerings and increased the amount of convertible debentures in the Company.   We have been working to reduce our dependence on third party verification revenues by expanding our product offerings and generating alternative revenue sources. This expansion has increased our usage of capital which is reflected, in part, in the reduction of our working capital.  The Company has raised an additional $75,000 through the issuance of the Debentures from the end of 2010 through March 31, 2011.  The Company has also raised an additional $125,000 in bridge loans.

The Company believes it is in a position to dramatically reduce or eliminate expenditures related the development of its Jabbermonkey website.  Additional capital will be required in 2011 for the continued development of Fanatic Fans.  Research and development expense related to the projects for the year ended December 31, 2010 totalled $232,327 and capitalized costs related to the project totaled $1,737,164.  With the exception of these items the Company would have generated  positive proforma cash flow of approximately $1,820,000 (unaudited) and earnings of approximately $102,000 (unaudited).

Although we have been expanding our product offerings, which have increased our need for capital, we have also reduced our long term expenses by reducing the amount of rentable square feet in our current location.  We were also able to reduce expenses through a reduction in our workforce.  We are hopeful these changes along with our new product offerings, which are not as labor intensive, will allow us to return to profitability in the near future, but can offer no assurances in this regard.

As we try to expand our product offerings, we will need to seek additional capital.  As of March 31, 2011, we believe we have sufficient capital to fund operations for the next 12 months based on our current cashflow from operations and management’s expectation of its ability to raise additional capital and reduce expenses related to our social networking projects.  Management intends to raise additional capital to help expand our marketing efforts and to be able to aggressively market our new product offerings, including JabberMonkey and Fanatic Fans.  We have estimated our capital needs based on the potential revenues from existing clients and our current burn rate over the previous months as we continue to investment money in the development of our social networking projects.   Our monthly burn rate is averaging $50,000 beyond our cash receipts as of March 31, 2011.  We have been able to fund these negative amounts through cash flows from our existing core business and through the financing of $1,010,000 via the issuance of Debentures through December 31, 2010.  The Company has raised an additional $75,000 through the issuance of the new convertible Debentures from the end of 2010 through March 31, 2011.  We anticipate that expenditures related to the development of JabberMonkey will be further reduced and focus more on maintenance and improvements to the developed product.  However we will need tofund the development of Fanatic Fans and increase expenditures in marketing to successfully launch both products.   Our revenue figures may not come to fruition given the current economic conditions in the United States and the world in general.  If we have revenue short falls, we may have to reevaluate our ability to survive unless we have additional revenue sources on line.  This may cause us to curtail or cease development and marketing expenditures related to our social networking projects. There can be no guarantee our new products will increase revenues or that we can achieve profitability before our assets are depleted.

We estimate we will need an additional $1,000,000 in capital to cover our ongoing expenses and to successfully market our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products.  Our estimates assume that prior discussions with interested potential customers will lead to sales and that we will be able to maintain current revenue figures and gross profit margins, although we can offer no assurances in this regard.  With the current economic conditions, both of these factors may change and we may not be able to raise the capital and if we are able to, that it will be at favorable rates.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes that are likely to materially affect internal control over financial reporting.

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

Name	Age	Positions

Jeff W. Holmes	57	CEO, Director
Greg Holmes	47	President
Kirk Blosch	56	Director
Charles House	70	Director
Christian J. Hoffmann, III	63	Director
Michael Myers	42	Director
Kevin Asher	35	CFO
Tom Harker	37	CTO

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

Greg W. Holmes – President.  Greg Holmes is a founder of Calibrus and has served in several positions during his Calibrus tenure which began in 1999.  Most recently, Mr. Holmes served as Director of Business Development, working on developing new business opportunities and strategic relationships. In 2003, Mr. Holmes served as Production Manager over Calibrus’ Papago Facility, managing activities related to client call volumes, staffing levels, scheduling and Quality Assurance issues for Fortune 1000 clients at Calibrus Corporate headquarters in Tempe, AZ.  From January 2001 to February 2003, Mr. Holmes was the Director of Human Resources for Calibrus.  He was also responsible for managing accounts receivable, accounts payable and invoicing.  From 1996 to 1999, Mr. Holmes was head of Internet Business Development & Research for J.W. Holmes & Associates and The Scottsdale Equity Growth Fund.  Responsibilities included conducting research and analysis for existing portfolio companies and companies seeking investment capital.  From 1995 to 1996, Mr. Holmes was Director of Finance & Director of Human Resources for Pro Tour Tennis in which he handled the accounts payable, payroll, budget forecasting, financial statements and human resource duties.  He earned his Bachelors degree in Geography and a minor in Finance from the University of Utah in 1995.

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

Christian J. Hoffmann, III – Director.  Mr. Hoffmann, Director is a lawyer specializing in corporate, securities, mergers and acquisitions and venture capital.  He has been a Director at Calibrus since 2001.  He has been a partner with Quarles & Brady, LLP and its predecessor in Phoenix, Arizona since November 1995. He graduated magna cum laude from Georgetown University with Bachelors of Science in Business Administration in 1969 and from the Georgetown University Law Center with a juris doctorate in 1973.  The Company believes that Mr. Hoffmann’s extensive experience as a securities attorney gives him the qualifications and skills to serve as a director.

Charles House – Director.  Mr. House has been Executive Director for Media X at Stanford University, as well as Senior Research Scholar in the H-STAR (Human Science and Technologies Advanced Research) Division since 2006.  Before joining Stanford, he was at Intel Corporation, as co-founding Director of their Research Collaboratory in 2003. He joined Intel when they bought Dialogic Corporation in 1999 where House headed Corporate Engineering.  From 1995 to 1997, House was President of Spectron Microsystems, a wholly-owned subsidiary of Dialogic that was sold to Texas Instruments.  Prior, House was President of the Vista Division of Veritas Software (1993-1995), and the R&D Vice President for Informix (1991-1993) after many years in a variety of roles for Hewlett-Packard (1962-1991).  House is an IEEE Fellow, a past President of ACM, and chair for many years of the Information Council for CSSP in Washington D.C.  He holds numerous technology awards for his work, including the Computer Hall of Fame, the Entrepreneur’s Hall of Fame, and the Smithsonian “Wizards of Computing”.  The Company believes that Mr. House’s broad technical expertise and experience qualify him to serve as a director

Michael Myers – Director.  Mr. Myers, 42, became a Director in November 2010 and is a consultant with Local Matters, Inc. in Denver, Colorado.  Additionally, Mr. Myers has been an adjunct professor at University of Denver’s Daniels College of Business since 2009, where he teaches MBA courses on information technology strategy.  From 2008 through 2010, Mr. Myers worked for Ontargetjobs, Inc. as a manger and business analyst.  From 2006 through 2008, Mr. Myers worked for Freshcurrent, Inc. as vice president of strategic marketing.  From 2004 through 2005, Mr. Myers worked for Spiremedia, Inc. as vice president of professional services and from 1998 through 2004, Mr. Myers was operations manager for Experian eMarketing Solutions, Inc.  Mr. Myers has an MBA from the Daniels College of Business of the University of Denver and a Bachelor of Science from the University of Colorado.  The Company believes that Mr. Myers’ broad technical expertise and experience qualify him to serve as a director.

Kevin J. Asher – Chief Financial Officer.  Mr. Asher has held the position of Chief Financial Officer since February 2008.  Prior to joining Calibrus, from March 2006 to February 2008, he was the Principal, General Manager and CFO of an operator of five medical spa clinics in the greater Phoenix metropolitan area. Mr. Asher was responsible for all aspects of the business including finance, accounting, human resources and daily operations. From February 2005 through March 2006, Mr. Asher was Vice President of Finance for AirLink Mobile, Inc., an industry leading  MVNO (mobile virtual network operator) and provider of prepaid wireless telephone service where he was responsible for all aspects of accounting and finance including financial reporting, treasury management, financial analysis, financial projections, payroll, regulatory reporting and daily accounting. From September 2003 to February 2005, Mr. Asher was a director of MCA Financial Group Ltd. of Phoenix, Arizona which provides advisory services to businesses, financial institutions and investor groups in the areas of financial restructuring, mergers and acquisitions, business oversight, and corporate and capital formation. His responsibilities included representation of debtors and creditors in the areas of business turnarounds, financial restructuring, chapter 11 business reorganizations, divestures, mergers and acquisitions, business valuations, financial management, and performance improvement. He advised clients in a variety of industries including aviation, aerospace and defense, retail, homebuilding, construction and manufacturing. Prior to his position at MCA Financial, Mr. Asher worked in the public accounting industry primarily as an audit manager. Mr. Asher has a Bachelor of Science degree in accountancy from Northern Arizona University at Flagstaff, Arizona and is a Certified Public Accountant.

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

Board Meetings and Committees and Annual Meeting Attendance

During 2010, the board of directors of Calibrus met two times.  Additionally, the Compensation Committee met once and the Audit Committee met four times.  All members of the board of directors were either present in person or by proxy at all the meetings.

Audit Committee

The Audit Committee of the board of directors is made up of Christian J. Hoffmann, Charles House and Kirk Blosch.  Kirk Blosch is the Chairman of the Audit Committee.  The Board determined that Mr. Hoffmann qualifies as an “audit committee financial expert” as defined under the rules and regulations of the Securities and Exchange Commission and is independent.  The Audit Committee met four times in 2010 and all members were present.  The Audit Committee of the Board’s responsibility is to oversee management’s conduct of the corporation’s financial reporting process, the financial reports and other financial information provided by the corporation to the Securities and Exchange Commission and the public, the Corporation’s system of internal accounting and financial controls, and the annual independent audit of the Corporation’s financial statements.   Members of the Committee are reelected annually.

Compensation Committee

The Compensation Committee of the Board of Director’s is made up of Christian J. Hoffmann and Kirk Blosch, who is Chairman of the Committee.  Members are reelected on an annual basis by the Board.  The Committee reviews annually compensation related to key employees and Officers of the Company.  The Compensation Committee met two times in 2010 and all members were present.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Calibrus’ chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2010 (collectively referred to as the "Named Executives").  No other executive officer serving during 2010 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Jeff W. Holmes,	12/31/2010	$194,593	$0	$0	$27,000	$0	$0	$4,054	$225,647
CEO	12/31/2009	$204,417	$0	$0	$0	$0	$0	$4,283	$208,700
Greg W. Holmes,	12/31/2010	$131,201	$0	$0	$20,250	$0	$0	$4,120	$155,571
President	12/31/2009	$139,375	$0	$0	$0	$0	$0	$3,790	$143,165
Thomas Harker,	12/31/2010	$123,290	$0	$0	$7,125	$0	$0	$4,123	$134,538
CTO	12/31/2009	$130,084	$0	$0	$0	$0	$0	$3,794	$133,878
Kevin J. Asher,	12/31/2010	$126,250	$0	$0	$13,500	$0	$0	$4,120	$143,870
CFO	12/31/2009	$130,000	$0	$0	$0	$0	$0	$4,109	$134,109

(1)	The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options. Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 1,050,000 as of March 31, 2011, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock and has granted 1,462,499 as of March 31, 2010, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements. All forfeited and expired options are added back into the plan and become immediately available for issuance.
(2)	The amounts shown include Company-paid portion of health insurance for the fiscal years ended 2010 and 2009.

Outstanding Equity Awards At Fiscal Year-End

	Stock Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeff W. Holmes,	20,833	-	-	$1.52	12/11/2011	-	-	-	-
CEO	70,000	-	-	$1.00	12/17/2013	-	-	-	-
	300,000	-	-	$1.00	9/10/2015	-	-	-	-
Greg W. Holmes,	20,833	-	-	$1.52	12/11/2011	-	-	-	-
President	50,000	-	-	$1.00	12/17/2013	-	-	-	-
	225,000	-	-	$1.00	9/10/2015	-	-	-	-
Thomas Harker,	20,833	-	-	$1.52	12/11/2011	-	-	-	-
CTO	50,000	-	-	$1.00	12/17/2013	-	-	-	-
	79,167	-	-	$1.00	9/10/2015	-	-	-	-
Kevin J. Asher,	50,000	-	-	$1.00	11/18/2013	-	-	-	-
CFO	25,000	-	-	$1.00	12/17/2013
	150,000	-	-	$1.00	9/10/2015	-	-	-	-

Compensation of Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kirk Blosch (2)	12/31/2010	-	-	$13,050	-	-	-	$13,050
	12/31/2009	-	-	$0	-	-	-	$0
Charles House (2)	12/31/2010	-	-	$13,050	-	-	-	$13,050
	12/31/2009	-	-	$0	-	-	-	$0
Christian J.	12/31/2010	-	-	$17,550	-	-	-	$17,550
Hoffmann, III (2)	12/31/2009	-	-	$0	-	-	-	$0
Michael Myers (2)	12/31/2010	-	-	$2,250	-	-	-	$2,250
	12/31/2009	-	-	$0	-	-	-	$0

(1)	This column represents the aggregate grant date fair value of the awards granted in 2010 and 2009, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of FASB ASC 718 Share-based Payments. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, expected term and forfeitures. Expected term is determined using an average of the contractual term and vesting period of the award. Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award. Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures. For further information on these calculations, please refer to the notes to our financial statements, Notes 1 and 11 included in Item 8.
(2)	As of December 31, 2010, Kirk Blosch had 325,000 options outstanding, Charles House had 325,000 options outstanding, Christian J. Hoffmann, III had 375,000 options outstanding and Michael Myers had 25,000 options outstanding. No director had any stock awards outstanding.

Option/SAR Grants in Last Fiscal Year

In fiscal  2010, 984,167 options were granted out of Calibrus’ Incentive Option Plan and 510,000 options were granted out of the Non-Qualified Option Plan. In fiscal 2009, no options were granted.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 1,050,000 as of March 31, 2011, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock and has granted 1,462,499 as of March 31, 2011, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements.  All forfeited and expired options are added back into the plan and become immediately available for issuance.

Stock Option Exercise

In fiscal 2010, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2010 or 2009.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  Each director received options during the year with Kirk Blosch and Charles House each receiving 145,000 options, Christian J. Hoffmann, III receiving 195,000 options and Michael Myers receiving 25,000 options.  Directors received no compensation for the year ended December 31, 2009.  No other compensation arrangements exist between Calibrus and our Directors.

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

During the year ended December 31, 2010 each of the employees listed above took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.

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

The compensation policies utilized by the Board of Directors are intended to enable Calibrus to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended December 31, 2010, Calibrus’ chief executive officer was Jeff W. Holmes, our President was Greg W. Holmes and Kevin J. Asher was CFO.

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

During the year ended December 31, 2010 each of the Company’s executives took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.

Option Plans

Calibrus has 4,850,000 shares reserved for issuance under stock option plans with 2,512,499 stock options issued and outstanding.  The board of directors has the authority to issue the options at their sole discretion.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 1,050,000 as of March 31, 2011, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock and has granted 1,462,499 as of March 31, 2011, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years and they vest at various times according to the Option Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 30, 2011, with respect to the beneficial ownership of Calibrus’ Common Stock by each director of Calibrus and each person known by Calibrus to be the beneficial owner of more than 5% of Calibrus’ outstanding shares of Common Stock.  At December 31, 2010 and March 23, 2011, there were 6,794,600 shares of common stock outstanding.

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

All percentages are calculated based upon a total number of 6,794,600 shares of common stock outstanding as of March 23, 2011, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.
Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Jeff W. Holmes 1225 West Washington Street Suite 213 Tempe, Arizona 85281	1,983,667	27.23%

Common	Kirk Blosch 2081 S. Lakeline Drive Salt Lake City, Utah 84109	1,720,334	24.16%

Common	Christian J. Hoffmann, III (4) 1225 W. Washington Street Suite 213 Tempe, Arizona 85281	475,000	6.60%

	Directors
Common	Jeff W. Holmes (1)	-----See above-----
Common	Kirk Blosch (2)	-----See above-----
Common	Charles House (3)	325,000	4.56%
Common	Christian J. Hoffmann, III (4)	-----See above-----
Common	Michael Myers (5)	25,000	0.37%
Common	All Officers and Director as a Group (five persons)	4,529,001	54.19%

(1) Shares include 390,833 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Shares also include 50,000 warrants issued to Mr. Holmes which are now exercisable at $.50 per share.  Shares also include 47,500 warrants issued to Scottsdale Equity Growth Fund, LLC in which Mr. Holmes is the Managing Member, which are exercisable now at $1.95 per share.   Mr. Holmes owns 1,495,334 shares exclusive of the options.  In calculating Mr. Holmes’ percentage, the 488,333 shares, issuable upon exercise of the options and warrants have been added to the 6,794,600 shares currently outstanding.

(2) Shares include 325,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Blosch owns 1,395,334 shares exclusive of the options.  In calculating Mr. Blosch’s percentage, the 325,000 shares issuable upon exercise of options have been added to the 6,794,600 shares currently outstanding.

(3) Shares include 325,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. House owns no shares.  The shares shown are the options he can exercise.  In calculating Mr. House’s percentage, the 325,000 shares issuable upon exercise of options have been added to the 6,794,600 shares currently outstanding.

(4) Shares include 375,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Shares also include 25,000 warrants that are immediately exercisable at $.50 per share. Hoffmann owns 75,000 shares exclusive of the options.  In calculating Mr. Hoffmann’s percentage, the 400,000 shares issuable upon exercise of the options and warrants have been added to the 6,794,600 shares currently outstanding.

(5) Shares include 25,000 stock options which are exercisable now at $1.00.  Mr. Myers owns no shares.  The shares shown are the options he can exercise.  In calculating Mr. Myers’ percentage, the 25,000 shares issuable upon exercise of the options have been added to the 6,794,600 shares currently outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,512,499	$1.08	2,337,501
Total	2,512,499	$1.08	2,337,501

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

Other than listed below, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially hold more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

The father of the CFO of the Company holds $10,000 principal amount of convertible debentures in the Company.

The mother of the CEO of the Company holds $300,000 principal amount of convertible debentures in the Company.

An entity that is controlled by the CEO of the Company holds $95,000 principal amount of convertible debentures in the Company.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On January 31, 2011, the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our  independent registered public accounting firm for the audit of our annual financial statements and review of our quarterly financial statements is approximately $40,000 and $35,000 for each of the years ending December 31, 2010 and 2009.
2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $2,800 and $2,800.
4) Form 10 Registration Statement. $0 and $15,000.
5) Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2010 and 2009 were pre-approved by the Audit Committee.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2010 and 2009
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2010 and December 31, 2009
Statements of Operations - Years ended December 31, 2010 and 2009
Statements of Changes in Stockholders' Equity – Years ended December 31, 2010 and 2009
Statements of Cash Flows – Years ended December 31, 2010 and 2009
Notes to Financial Statements – Years ended December 31, 2010 and 2009

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report
	SEC
Exhibit	Reference
No.	No.	Title of Document	Location

3(i)	3.01	Articles of Incorporation of Calibrus	Incorporated by Reference*
3(ii)	3.02	Amendment to Articles of Incorporation Calibrus-Name Change	Incorporated by Reference*
3(iii)	3.03	Bylaws of Calibrus	Incorporated by Reference*
4	4.01	Specimen Stock Certificate	Incorporated by Reference*
10	10.01	Lease Agreement – Paragon	Incorporated by Reference*
10	10.02	AT&T Services, Inc.-Agreement	Confidentiality Requested
10	10.03	Magnet Warrant	Incorporated by Reference*
10	10.04	Employment Agreement-Jeff Holmes	Incorporated by Reference*
10	10.05	Employment Agreement-Greg Holmes	Incorporated by Reference*
10	10.06	Employment Agreement-Kevin Asher	Incorporated by Reference*
10	10.07	Incentive Stock Option Plan	Incorporated by Reference*
10	10.08	Non-Qualified Stock Option Plan	Incorporated by Reference*
10	10.09	Form of Options	Incorporated by Reference*
10	10.10	MeoMyo, LLC Development Contract	Incorporated by Reference*
10	10.11	Form of Convertible Debenture	This Filing
10	10.12	Form of Warrant	This Filing
14	14.01	Code of Ethics	Incorporated by Reference*
31	31.01	CEO certification	This Filing
31	31.02	CFO certification	This Filing
32	32.01	CEO and CFO certification	This Filing
_________________________
* Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53408.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.
Calibrus, Inc.

By:	/s/ Jeff W. Holmes	Date: April 13, 2011
Jeff W. Holmes, CEO

By:	/s/ Kevin J. Asher	Date: April 13, 2011
Kevin J. Asher, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeff W. Holmes	Director, CEO	April 13, 2011
Jeff W. Holmes

/s/ Kirk Blosch	Director	April 13, 2011
Kirk Blosch

/s/ Christian Hoffmann, III	Director	April 13, 2011
Christian Hoffmann, III

/s/ Charles House	Director	April 13, 2011
Charles House

/s/ Michael Myers	Director	April 13, 2011
Michael Myers

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Calibrus, Inc.

We have audited the accompanying balance sheets of Calibrus, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibrus, Inc. at December 31, 2010 and 2009, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona

April 13, 2011

CALIBRUS, INC.
BALANCE SHEETS
December 31, 2010 and 2009

ASSETS
	2010	2009
Current Assets
Cash and cash equivalents	$21,519	$174,428
Accounts receivable - trade, net	372,990	580,487
Prepaid expenses	6,133	92,613

Total Current Assets	400,642	847,528

Property and equipment, net	47,357	80,008
Software development	2,675,062	1,014,328
Deposits	29,392	29,869
Intangible assets, net	-	1,167

Total Assets	$3,152,453	$1,972,900

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Convertible notes payable, net of discount - current portion	$605,000	$371,474
Convertible related party notes payable - current portion	405,000	-
Due to factor	132,729	-
Accounts payable - trade	684,570	254,678
Accrued liabilities	266,106	284,383

Total Current Liabilities	2,093,405	910,535

Total Liabilities	2,093,405	910,535

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding	6,795	6,795
Additional paid-in capital	4,765,758	4,640,812
Accumulated deficit	(3,713,505)	(3,585,242)

Total Stockholders' Equity	1,059,048	1,062,365

Total Liabilities and Stockholders' Equity	$3,152,453	$1,972,900

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2010 and 2009
	2010	2009

Revenues	$3,745,876	$4,245,144

Cost of revenues	1,334,272	1,768,922

Gross profit	2,411,604	2,476,222

General and administrative expenses	2,206,703	2,337,788
Research and development	232,327	545,485

Loss from Operations	(27,426)	(407,051)

Other Income (Expense):
Interest income	591	2,649
Interest expense	(101,428)	(4,440)

	(100,837)	(1,791)

Loss before income taxes	(128,263)	(408,842)

Income tax benefit (expense) - deferred	-	-

Net Loss	$(128,263)	$(408,842)

Loss per Common Share:
Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2008	6,794,600	$6,795	$4,631,544	$(3,176,400)	$1,461,939

Warrants issued with convertible
debt at relative fair value	-	-	9,268	-	9,268

Net loss for the year ended
December 31, 2009	-	-	-	(408,842)	(408,842)

Balance at December 31, 2009	6,794,600	6,795	4,640,812	(3,585,242)	1,062,365

Warrants issued for services	-	-	426	-	426

Stock based compensation	-	-	124,520	-	124,520

Net loss for the year ended
December 31, 2010	-	-	-	(128,263)	(128,263)

Balance at December 31, 2010	6,794,600	$6,795	$4,765,758	$(3,713,505)	$1,059,048

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2010 and 2009

	2010	2009

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(128,263)	$(408,842)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	132,388	117,502
Warrants issued for services	426	-
Stock based compensation expense	124,520	-
Amortization of debt discount	8,526	742
Changes in assets and liabilities:
Accounts receivable - trade	207,497	218,824
Prepaid expenses	86,480	31,579
Deposits	477	4,513
Accounts payable - trade	429,892	(46,719)
Accrued liabilities	(18,277)	67,141
Net cash provided (used) by operating activities	843,666	(15,260)

Cash flows from investing activities:
Purchase of fixed assets	(22,140)	(30,143)
Capitalized software development	(1,737,164)	(1,014,328)
Net cash used by investing activities	(1,759,304)	(1,044,471)

Cash flows from financing activities:
Proceeds from issuance of debt	630,000	380,000
Proceeds from factoring line	403,025	-
Repayments of factoring line	(270,296)	-
Net cash provided by financing activities	762,729	380,000

Net decrease in cash and cash equivalents	(152,909)	(679,731)

Cash and cash equivalents at beginning of year	174,428	854,159

Cash and cash equivalents at end of year	$21,519	$174,428

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$50	$50

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

Third Party Verification is the confirmation of a customer’s order by an independent third party.  This process protects both the customer, and the company selling their service, from fraud and slamming and/or cramming of products onto their lines.  Once a sale has been made the customer is transferred to an independent third party verification source such as Calibrus that will read a pre-determined script to which the customer will answer yes or no to verify their acceptance of the service.  This service has typically been performed for telecommunications providers.

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

JabberMonkey.com

JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members. JabberMonkey questions will be on pertinent issues that in many instances may evoke an emotional response from its members.  Many of the questions on JabberMonkey will provide the individuals voting with a voice to cause an action or affect a result.

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

JabberMonkey has completed its alpha testing and moved into beta testing during December 2009.  The Company ran its beta testing phase through November 2010 and released the first non-beta version of the website for general commercial use in December 2010. The Company does not currently have the capital required to commence its marketing plan related to the website.

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

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, income taxes, recoverability of software development, and depreciable lives of long lived assets.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is  provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.  As of December 31, 2010 and 2009, a provision for uncollectible trade accounts receivable has been established in the amount of $50,000.  The Company does not accrue interest charges or fees on delinquent accounts receivable. The accounts are generally unsecured.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2010 and 2009, depreciation expense was $54,791 and $115,556 respectively.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product was under development through November 2010 and reached availability for general commercial use in December, 2010.  Capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the year ended December 31, 2010 was $76,430.

Intangible Assets

The intangible assets is comprised of branding costs and the Company’s “Calibrus” website. The intangible assets are being amortized using the straight-line method over its economic life, which is estimated to be seven (7) years.    As of December 31, 2010 the amount related to the Company’s branding cost and company website have been fully amortized.  Amortization expense for the years ended December 31, 2010 and 2009 was $1,167 and $1,946, respectively.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Advertising

We expense advertising and marketing costs as incurred.  Advertising costs include trade show fees, online advertising, etc.  Advertising expenses were approximately $22,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively.

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

Deferred income taxes are provided using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates at the date of enactment.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  Currently there are no interest or penalties.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.

Research and Development

Research and development expenses include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. During the years ended December 31, 2010 and 2009, Research and Development Expense totaled $232,327 and $545,485, respectively.  All Research and Development Expense was related to the ongoing development of the Company’s social expression website, JabberMonkey, and its location based social networking smart phone application, Fanatic Fans.  The Company has entered into a time and materials agreement with MeoMyo, LLC to develop the JabberMonkey website and Fanatic Fans application.  Contract work is performed as authorized and the contract is cancellable on 30 days written notice.

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

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

	Year Ended December 31,
	2010	2009

Loss available to common stockholders	$(128,263)	$(408,842)

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the year ended December 31, 2010, the Company had outstanding options to purchase 2,512,499 shares of common stock at a per share weighted average exercise price of $1.08 and outstanding warrants to purchase 514,500 shares of common stock at a weighted average exercise price of $1.95.  For the year ended December 31, 2009, the Company had outstanding options to purchase 1,383,332 shares of common stock at a per share weighted average exercise price of $1.29 and outstanding warrants to purchase 190,000 shares of common stock at a weighted average exercise price of $1.95 per share.  Neither amounts were included in the earnings per share calculation as they were anti-dilutive.  As of December 31, 2010, the Company had $1,010,000 of principal value of convertible debentures which are convertible into 673,333 shares of the Company’s common stock, which were also antidilutive.  As of December 31, 2009, the Company had $380,000 of convertible debentures which are convertible into 253,333 shares of the Company’s common stock, which were also antidilutive.

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

Pending Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2010 that are of significance, or potential significance, to us.

Note 2
Concentrations of Risk

During the year ended December 31, 2010, the Company rendered a substantial portion of its services to its two largest customers representing 68% and 17% of total revenues.  As of December 31, 2010, the amounts due from these customers were $266,261 and $72,680, respectively.

During the year ended December 31, 2009, the Company rendered a substantial portion of its services to its two largest customers representing 55% and 25% of total revenues.  As of December 31, 2009, the amounts due from these customers were $430,258 and $124,224, respectively.

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At December 31, 2010 and 2009, the Company had no uninsured cash and cash equivalents.

Note 3
Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consist of the following:
	2010	2009

Computer hardware	$2,120,537	$2,115,043
Furniture and fixtures	243,785	229,728
Leashold improvements	156,144	153,555
Software costs	1,195,761	1,195,761
	3,716,227	3,694,087
Less: accumulated depreciation	(3,668,870)	(3,614,079)

	$47,357	$80,008

Note 4
Software Development

At December 31, 2010 and 2009, software development consists of the following:

	2010	2009

JabberMonkey development	$2,751,492	$1,014,328
Less: accumulated amortization	(76,430)	-

	$2,675,062	$1,014,328

The Company reached technical feasibility of its social networking website JabberMonkey.com on June 1, 2009 with the release of its alpha site.  Costs associated with the development beginning June 1, 2009 through the official launch of the website, December 1, 2010, were capitalized.  Capitalized software costs related to the JabberMonkey project will be amortized using the straight-line method over three years and commenced on December 1, 2010.  Amortization expense related to the JabberMonkey website totaled $76,430 for the year ended December 31, 2010.

Note 5
Intangible Asset

At December 31, 2010 and 2009, the intangible asset consists of:

	2009	2009

Branding costs	$321,343	$321,343
Website development	17,540	17,540
Less: accumulated amortization	(338,883)	(337,716)

	$-	$1,167

Amortization expense for the years ended December 31, 2010 and 2009 was $1,167 and $1,946, respectively.

On an annual basis, the Company reviews the valuation of its intangible assets. As part of this review, the Company estimates the net realizable value of its intangible assets and assesses whether the unamortized balance can be recovered through expected future cash flows over the remaining life of the asset. As of December 31, 2010, the Company’s intangible assets related to branding costs and company website development have been fully amortized.

Note 6
 Convertible Notes Payable

From October 2009 through July 31, 2010, we have sold 200 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures  (the “Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $1,000,000.  Each Debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12%

Note 6
Convertible Notes Payable (continued)

per annum .  Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of December 31, 2010 a total of 500,000 warrants have been issued in relation to this offering with none of the 500,000 being exercisable.

In October 2010 we commenced a new private placement offering of 100 units; for gross proceeds of $500,000, with the same terms as the offering above.  As of December 31, 2010, we had completed the sale of an additional two Units for total proceeds of $10,000.  A total of 5,000 warrants have been issued in relation to this offering with none being exercisable as of the date of the financial statements.

As of December 31, 2010 and 2009 notes payable were comprised of the following:

	2010	2009

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
November 16, 2010, unsecured.	$250,000	$250,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
December 31, 2010, unsecured.	130,000	130,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
March 31, 2011, unsecured.	370,000	-

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
June 30, 2011, unsecured.	115,000	-

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
July 31, 2011, unsecured.	135,000	-

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
November 30, 2011, unsecured.	10,000	-

Less: discount	-	(8,526)

Less: current portion	(1,010,000)	(371,474)

	$-	$-

Note 6
Convertible Notes Payable (continued)

A total of $405,000 of the $1,010,000 in debentures as of December 31, 2010 were issued to related parties.

The Company obtained six-month extensions for $360,000 of the $380,000 prinicpal balance of notes due November 16, 2010 and December 31, 2010.  Subsequent to December 31, 2010 the Company repaid the outstanding $10,000 principal and associated interest on one of the Debentures.  As of December 31, 2010 one $10,000 Debenture and associated interest was in default.  The Company has been in contact with the Debenture holder and told him that he will be repaid when cash-flow permits.  The Company is in the process of obtaining additional six-month extensions for the debentures due March 31, 2011.

Interest expense related to the debentures for the years ended December 31, 2010 and 2009 was $92,901 and $3,699, respectively.  Accrued interest related to the debentures at December 31, 2010 and 2009 was 96,600 and $3,699, respectively.

Note 7
Due to Factor

During the year ended December 31, 2010 the Company entered into a Factoring and Security Agreement with Factors Southwest, LLC (FSW).  The agreement states that FSW will advance, to the Company, 80% of eligible accounts receivable upon submission to FSW for funding.  Factoring fees related to advances will equal 2.25% for the first 30-day period, .56% for the next 15-day period and .75% for each additional 30-day period following.  Advances are made with full-recourse after a 90-day period.  The maximum credit under the factoring line is $600,000 and is secured by all assets of the Company and a first priority lien filing on accounts receivable and proceeds.  All payments made by customers of the Company on factored invoices are sent directly to FSW.  As of December 31, 2010, FSW advanced a total of $403,025 of which $270,296 had been repaid.  Total amounts due to FSW at December 31, 2010 was $132,729.  Total expenses related to the factoring arrangement for the year ended December 31, 2010 was $11,680.  All factored invoices are full-recourse after 90 days.

 Note 8
Accrued Liabilities

Accrued liabilities as of December 31, 2010 and 2009 consist of:

	2010	2009

Payroll and related taxes	$65,618	$87,301
Deferred rent	607	15,054
Accrued vacation	72,475	49,763
Accrued interest	96,600	3,699
Other accrued expenses	30,806	128,566

	$266,106	$284,383

Note 9
Income Taxes

At December 31, 2010 and 2009, deferred tax assets (liabilities) consist of the following:

	2010	2009
Current portion:
Operating loss carryforwards	$2,282,000	$1,607,000
Allowance for doubtful accounts	19,000	19,000
Accrued vacation	28,000	(6,000)
Deferred rent expense	-	19,000
Software development	(1,043,000)	(396,000)
	1,286,000	1,243,000
Less: valuation allowance	(1,286,000)	(1,243,000)

Deferred tax asset-current portion	$-	$-

Long-term portion:
Depreciation and amortization	$31,000	$24,000
Less: valuation allowance	(31,000)	(24,000)

Deferred tax asset-long term portion	$-	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2010, the Company has net federal operating loss carryforwards of approximately $5.9 million and state net operating loss carryforwards of approximately $4.7 million.

Below are the federal and state net operating loss carryforwards as of December 31, 2010.

Expiration Date	Federal NOL Carryforwards	Expiration Date	State NOL Carryforwards
12/31/2021	$734,000	12/31/2012	$436,000
12/31/2022	443,000	12/31/2013	1,120,000
12/31/2023	-	12/31/2014	1,428,000
12/31/2024	-	12/31/2015	1,730,000
12/31/2025	-		$4,714,000
12/31/2026	-
12/31/2027	436,000
12/31/2028	1,120,000
12/31/2029	1,428,000
12/31/2030	1,730,000
	$5,891,000

During the year ended December 31, 2010, the Company determined that it was more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has established a valuation allowance as of December 31, 2010 in the approximate amount of $1,317,000. The valuation allowance is equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:
	2010	2009

Federal Tax Benefit (Expense) at Statutory Rates	$45,000	$133,000
State Tax Benefit (Expense) at Statutory Rates	8,000	20,000
Meals and Entertainment	(4,000)	(4,000)
Valuation Allowance Adjustment	(49,000)	(149,000)

Net Deferred Tax Benefit (Expense)	$-	$-

Note 10
Commitments and Contingencies

Operating Leases

The Company leased office space in Tempe, Arizona, under a five (5) year operating lease agreement which expired in 2010, at a rate of approximately $30,000 per month.  During the year ended December 31, 2010 the Company signed a five year extension on its leased facility and reduced the rentable square feet from 13,295 to 7,767.  As a result of this extension the Company decreased the monthly rent from approximately $30,000 per month to $11,500 per month.

The Company leases office equipment under an operating lease agreement expiring through June 2011, at the rate of approximately $754 per month.

Total rent expense under the aforementioned operating leases was approximately $304,000 and $364,000 for the years ended December 31, 2010 and 2009, respectively.

A schedule of future minimum lease payments is as follows:

Year Ending
December 31,	Amount
2011	142,524
2012	140,578
2013	142,400
2014	144,221
2015	121,450

$691,173

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

Note 10
Commitments and Contingencies (continued)

During the year ended December 31, 2010 each of the employees listed above took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2010 and 2009.

Note 11
Stockholders’ Equity

Warrants

At December 31, 2010 and 2009, the Company had 514,500 and 190,000 warrants to purchase common stock.  The warrants are convertible into one share of common stock at a price of $1.95.  As of December 31, 2010, 9,500 of the 514,500 warrants were exercisable.  None of the 190,000 warrants were exercisable at December 31, 2009.
			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2009	190,000	$1.95
Granted	324,500	1.95
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2010	514,500	$1.95	2.21	$-

Exercisable at December 31, 2010	9,500	$1.95	2.27	$-

The fair value of each warrant granted during the year ended December 31, 2010 and 2009 is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009
Expected Volatitlity	40.17% - 29.11%	41.05% - 40.59%
Risk-free interest rate	0.89%	.78% - 1.14%
Expected dividends	-	-
Expected life	2 years	2 years
Fair value	$0.05	$0.05

 Note 11
Stockholders’ Equity (continued)

A summary of the status of the Entity’s non-exercisable warrants as of December 31, 2010 and 2009 and changes during the years ended December 31, 2010 and 2009 is presented below:

		Weighted-Average
		Grant-Date
	Warrants	Fair Value
Non-exercisable at January 1, 2009	-	$-

Granted	190,000	0.05

Exercisable	-	-

Forfeited	-	-

Non-exercisable at December 31, 2009	190,000	0.05

Granted	324,500	0.05

Exercisable	(9,500)	0.05

Forfeited	-	-

Non-exercisable at December 31, 2010	505,000	$0.05

The Company recorded $426 in expense related to the 9,500 warrants issued to placement agents during the year ended December 31, 2010.  The warrants are currently exercised and were earned as commission for raising $95,000 in the Company’s private placement offering.

Options

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock.  The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock.  The maximum term of the options is five years and they vest at various times according to the Option Agreements.

 Note 11
Stockholders’ Equity (continued)

The following is a table of activity for all options granted under these Plans as of December 31, 2010:
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2008	1,685,832	$1.33

Granted	-	-
Exercised	-	-
Forfeited	(302,500)	1.51

Options outstanding at December 31, 2009	1,383,332	1.29

Granted	1,494,167	1.00
Exercised	-	-
Forfeited	(365,000)	1.52

Options outstanding at December 31, 2010	2,512,499	$1.08	3.70	$ -

Options exercisable at December 31, 2010	2,462,499	$1.09	3.68	$ -

Of the 1,494,167 options issued in 2010, 1,444,167 were immediately vested.  The total fair value of the options vested during the year ended December 31, 2010 was $124,520.  As of December 31, 2010, 50,000 options remain unvested.  The Company will expense an additional $4,319 when these 50,000 options vest.  No options were issued in 2009.

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions during the year ended December 31, 2010:

2010
Expected Volatility	37.68%
Risk-free interest rate	0.88%
Expected dividends	-
Expected life	2.5 years
Value per option	$0.09

 Note 12
Litigation

On September 13, 2010, the a former employee filed a lawsuit in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2010-027027) against the Company.  The complaint was hand-written and does not itemize the specific legal claims, but could include (1) discrimination (no statute identified), (2) failure to pay minimum wage or overtime (no statute identified), (3) retaliation, (4) assault, and (5) intentional infliction of emotional distress.  The court entered a scheduling order on March 15, 2011, setting a discovery schedule.  The Company intends to vigorously defend this matter.  The suit is currently in the discovery phase and as such, the likelihood of any outcome is indeterminable.  As such, the accompanying financial statements have not been adjusted to reflect any possible outcome.

 Note 13
Subsequent Events

Subsequent to December 31, 2010 the Company has raised an additional $75,000 of the $500,000 convertible debenture offering for a total of $85,000 raised under the offering.  The offering consists of 100 units consisting of five thousand dollars ($5,000) in debentures (the “Debentures”) of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Units”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant (the “Warrants”) entitles the holder to purchase one share of the Company’s common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such an additional 37,500 warrants have been issued in accordance with the offering language but remain unexercisable.

On January 31, 2011, the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On February 16, 2011, , the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by a current shareholder and Debenture holder.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.