Form 10-Q
period 2011-03-31
CALIBRUS, INC.
filed 2011-05-16
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
or

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

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

The number of shares of the issuer’s Common Stock outstanding as of May 10, 2011 is 6,794,600.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
Current Assets
Cash and cash equivalents	$4,155	$21,519
Accounts receivable - trade, net	487,592	372,990
Prepaid expenses	216	6,133

Total Current Assets	491,963	400,642

Property and equipment, net	41,049	47,357
Software development, net	2,445,771	2,675,062
Deposits	28,649	29,392
Deferred financing fees	2,987	-

Total Assets	$3,010,419	$3,152,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Convertible notes payable, net of discount - current portion	$670,000	$605,000
Convertible related party notes payable - current portion	405,000	405,000
Notes payable - current portion	50,000	-
Related party notes payable - current portion	116,000	-
Due to factor	198,784	132,729
Accounts payable - trade	486,500	684,570
Accrued liabilities	431,198	266,106

Total Current Liabilities	2,357,482	2,093,405

Total Liabilities	2,357,482	2,093,405

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding	6,795	6,795
Additional paid-in capital	4,769,074	4,765,758
Accumulated deficit	(4,122,932)	(3,713,505)

Total Stockholders' Equity	652,937	1,059,048

Total Liabilities and Stockholders' Equity	$3,010,419	$3,152,453

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Revenues	$870,319	$1,044,609

Cost of revenues	302,175	367,286

Gross profit	568,144	677,323

Research and development expense	369,882	-
General and administrative expenses	575,282	548,818

Income (loss) from Operations	(377,020)	128,505

Other Income (Expense):
Interest income	1	211
Interest expense	(32,408)	(13,561)

	(32,407)	(13,350)

Income (loss) before income taxes	(409,427)	115,155

Income tax benefit (expense) - deferred	-	-

Net Income (loss)	$(409,427)	$115,155

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$(0.06)	$0.02

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(409,427)	$115,155

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	236,163	18,743
Amortization of debt discount	-	2,317
Amortization of deferred financing fees	329	-
Warrants issued for services	-	425
Changes in assets and liabilities:
Accounts receivable - trade	(114,602)	(199,335)
Prepaid expenses	5,917	26,485
Deposits	743	477
Accounts payable - trade	(198,070)	195,941
Accrued liabilities	165,092	(84,967)

Net cash provided (used) by operating activities	(313,855)	75,241

Cash flows from investing activities:
Purchase of fixed assets	(564)	-
Capitalized software development	-	(470,069)

Net cash used by investing activities	(564)	(470,069)

Cash flows from financing activities:
Proceeds from issuance of debt	241,000	370,000
Repayment of debt	(10,000)	-
Proceeds from factoring line	614,694	-
Repayment of factoring line	(548,639)	-

Net cash provided by financing activities	297,055	370,000

Net decrease in cash and cash equivalents	(17,364)	(24,828)

Cash and cash equivalents at beginning of period	21,519	174,428

Cash and cash equivalents at end of period	$4,155	$149,600

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$1,200	$-
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the three month periods ended March 31, 2011 and 2010, none of the potentially dilutive securities were deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Income (loss) available to common stockholders	$(409,427)	$115,155

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the three month periods ended March 31, 2011 and 2010 the Company had outstanding options to purchase 2,512,499 and 1,383,332 shares of common stock at a per share weighted average exercise prices of $1.09 and $1.29, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  For the three month periods ended March 31, 2011 and 2010 the Company had outstanding warrants to purchase 679,500 and 383,500 shares of common stock at a per share weighted average exercise price of $1.68 and $1.95, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of March 31, 2011 the Company has $1,075,000 principal balance of convertible debentures along with $126,000 in accrued interest which is convertible into 800,667 shares of the Company’s common stock if converted.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The effective income tax rate of 0% for the three months ended March 31, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  For the three month period ended March 31, 2011 a tax benefit of approximately $160,000 would be generated.  For the three month period ended March 31, 2010, the tax liability generated by the net income at the effective income tax rate would have been approximately $44,000 and would have reduced the deferred tax benefit and reserve by the same amount.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of March 31, 2011 the Company had net operating losses of approximately $6,300,000 resulting in a deferred tax asset of approximately $2,250,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product was under development through November 2010 and reached availability for general commercial use in December, 2010.  Capitalized costs are being amortized over the estimated economic life of the product which is estimated to be 3 years.  Amortization expense for the three months ended March 31, 2011 was $229,291.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

On January 31, 2011, the Company issued a promissory note in the principal amount of $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.   Related Party Transactions (Continued)

On March 16, 2011, the Company issued a promissory note in the principal amount of $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

During the three months ended March 31, 2011, the Company received a $25,000 short term advance from its CEO.  Due to the short duration of the advance no interest was accrued on the advance.

During the three months ended March 31, 2011, the Company received a $16,000 short term advance from its President.  Due to the short duration of the advance no interest was accrued on the advance.

3.   Convertible Notes Payable

For the three months ended March 31, 2011 the Company has raised an additional $75,000 (15 units) of a convertible debenture offering for a total of $1,085,000 raised under the offering with $1,075,000 principal balance outstanding.  The offering consists of units of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Warrants”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such, for the three months ended March 31, 2011, 37,500 warrants have been issued in accordance with the offering language.

4.   Notes Payable

On January 31, 2011, the Company issued a promissory note in the principal amount of $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On February 16, 2011, the Company issued a promissory note in the principal amount of $50,000 to evidence a loan made to the Company by a current shareholder and Debenture holder.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.   Notes Payable (Continued)

On March 16, 2011, the Company issued a promissory note in the principal amount of $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

5.   Warrants

On January 31, 2011 the Company issued a total of 7,500 warrants to a broker dealer as commissions for raising funds in the Company’s private placement offering.  The warrants have a two year expected term and are exercisable at the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months.   The warrants had no value using the black-scholes pricing model.

During the three months ended March 31, 2011, the Company issued a total of 125,000 warrants in relation to bridge loans obtained during the period.  The warrants have a three year term and an exercise price of $.50 per share.  The warrants were valued at $3,316 and are being amortized over the respective terms of the loan agreements.

As of March 31, 2011 the Company had outstanding warrants to purchase a total of 679,500 shares of the Company’s common stock at a weighted average exercise price of $1.68.

6.   Subsequent Events

Management has reviewed subsequent events from March 31, 2011 through the date of this filing.  No material subsequent events were noted other than those listed below.

On April 26, 2011, the Company’s Fanatic Fans location based social networking application became available for download through the iTunes App Store.

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

Overview

Our performance for the three months ended March 31, 2011 continued to reflect the overall volume decline in the Third Party Verification business as a whole.   Fortunately, we have been able to significantly reduce our operating expenses to be more inline with our current revenue rate and have also entered into new contracts with some of our existing customers.  These contracts called for increased pricing which offset the continued decline in volume.  Core TPV operations continue to generate positive cash flow, however, we have also continued to increase our expenditures into software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company launched its JabberMonkey social networking website in the 4th quarter of 2010.  However, the Company does not currently have sufficient capital to market the website.  The Company launched its mobile smart phone location based application Fanatic Fans on April 26, 2011.  The Company will need to raise significant additional capital in order to execute the business plans related to JabberMonkey and Fanatic Fans.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended
	March 31,
	2011		2010
	(Unaudited)
Revenues	$870,319	100.0%	$1,044,609	100.0%
Cost of Goods Sold	302,175	34.7%	367,286	35.2%
Gross Profit	568,144	65.3%	677,323	64.8%
Research and Development	369,882	42.5%	-	0.0%
General and Administrative Expenses	575,282	66.1%	548,818	52.5%
Income (loss) from Operations	(377,020)	-43.3%	128,505	12.3%
Interest Income	1	0.0%	211	0.0%
Interest Expense	(32,408)	-3.7%	(13,561)	-1.3%
Net Income (loss)	$(409,427)	-47.0%	$115,155	11.0%

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenue – Revenue decreased 16.68% to $870,319 for the three months ended March 31, 2011, which we refer to as “1st quarter 2011,” from $1,044,609 for the three months ended March 31, 2010, which we refer to as “1st quarter 2010.”  The decrease was due to the continued volume decline of Third Party Verification business and  customers moving to lower priced automated services.

Cost of Revenue – Cost of Revenues decreased 17.73% to $302,175 for the 1st quarter 2011, from $367,286 for the 1st quarter 2010.  The decrease was primarily due to lower revenue.

Gross Profit – Gross profit decreased to $568,144 in the 1st quarter 2011 from $677,323 in the 1st quarter 2010 and gross profit margin increased to 65.3% from 64.8% in the respective periods. The decrease in the gross profit was a direct result of reduced sales volume.  However, gross profit margin during the 1st quarter 2011 increased as a direct result of new pricing terms with existing customers and a greater percentage of higher margin automated services.

Research and Development – Research and development expenses increased to $369,882 in the 1st quarter of 2011 from $0 in the 1st quarter of 2010.  This is a result of the Company’s ceasing of the capitalization of the expenditures related to its JabberMonkey.com social networking website due to its launch in the fourth quarter of 2010 and also due to the development of its Fanatic Fans mobile smart phone application. The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.

General and Administrative Expenses – General and administrative expense increased 4.82% to $575,282 in the 1st quarter of 2011 from $548,818 in the 1st quarter of 2010.  The increase was directly related to amortization expense of the Company’s JabberMonkey website.  Total amortization related to the website totaled $229,291 for the 1st quarter 2011.  This increase was offset by lower administrative salaries and lower rent.

Interest Expense – Interest expense increased to $32,408 for the 1st quarter of 2011 from $13, 561 in the 1st quarter of 2010.  The increase in interest expense was a direct result of additional borrowings.

Net Income (Loss) – The Company generated a net loss of ($409,427) for the 1st quarter of 2011 compared to  net income of $115,155 for the 1st quarter of 2010, a difference of ($524,582).  The decrease was a result of the Company expensing costs related to its JabberMonkey website and Fanatic Fans application and the amortization expense related to the website.  Excluding research and development expense and amortization expense related to the website, the Company would have generated net income of $189,746.

Liquidity and Capital Resources

As of March 31, 2011 we had cash on hand of $4,155 and negative working capital of $1,865,519.  Historically, the Company has been able to fund operations through the generation of positive cash flow from its business operations.  The Company has been and continues to use cash in its operations.  As of March 31, 2011 the Company had sold 217 units, at $5,000 per unit, consisting of five thousand dollars ($5,000) in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total proceeds of $1,085,000.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  The Company also received $125,000 in bridge loans during the quarter ended March 31, 2011.  If the Company is not able to consistently run its operations at a profit and raise the additional capital, it will be forced to significantly reduce its expenditures related to JabberMonkey.com and Fanatic Fans.  There can be no assurance that the Company will be able to raise such capital or do so on favorable terms.

The Company has the following principal amounts of debentures coming due: May 16, 2011, $250,000; June 30, 2011, $185,000; July 31, 2011, $135,000; September 30, 2011, $370,000; November 30, 2011, $10,000; December 31, 2011, $50,000; January 31, 2012.  The previous dates and amounts reflect $830,000 in principal amount debentures for which six month extensions have been received.  To the extent necessary, the Company will attempt to obtain additional six month extensions from Debenture holders as deemed necessary or until which point the debentures are converted into common shares or to a limited amount can be repaid, if we are able to do so.  We cannot project when the new product offerings will be successful and if we are unable to return to profitability, we may not be able to repay the Debenture holders.  Additionally, it would be difficult to convince new investors to contribute money that may be used to repay existing debts.

Significant accounting policies and pending accounting pronouncements are addressed in detail in the Company’s Form10-K filing for the year ended December 31, 2010.  There have been no significant changes in these matters since that filing.

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

Changes in Internal Control Over Financial Reporting

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the three months ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

From October 2009 through January 2011, we sold 217 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $1,085,000 of which $1,075,000 principal balance remains outstanding.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of March 31, 2011 a total of 537,500 warrants related to the offering remain outstanding.

In addition 7,500 placement agent warrants have been issued during the quarter ended March 31, 2011 related to the offering.  The terms of the warrants mirror those of the private placement offering.

On January 31, 2011, the Company issued a promissory note in the principal amount of $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On February 16, 2011, the Company issued a promissory note in the principal amount of $50,000 to evidence a loan made to the Company by a current shareholder and Debenture holder.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount of $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The terms of the note are 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By: /s/ Jeff W. Homes                                            Date: May 16, 2011
Jeff W. Holmes, CEO

By: /s/ Kevin J. Asher                                    Date: May 16, 2011
Kevin J. Asher, CFO