Form 10-Q
period 2011-06-30
CALIBRUS, INC.
filed 2011-08-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
or

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

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	June 30,
	2011	December 31,
	(Unaudited)	2010
Current Assets
Cash and cash equivalents	$9,934	$21,519
Accounts receivable - trade, net	480,824	372,990
Prepaid expenses	-	6,133

Total Current Assets	490,758	400,642

Property and equipment, net	54,709	47,357
Software development, net	2,216,480	2,675,062
Deposits	28,649	29,392
Deferred financing fees	2,158	-

Total Assets	$2,792,754	$3,152,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Convertible notes payable, current portion	$705,000	$605,000
Convertible related party notes payable - current portion	455,000	405,000
Notes payable - current portion	50,000	-
Related party notes payable - current portion	191,000	-
Due to factor	192,056	132,729
Accounts payable - trade	711,419	684,570
Accrued liabilities	376,597	266,106

Total Current Liabilities	2,681,072	2,093,405

Total Liabilities	2,681,072	2,093,405

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,794,600 shares issued and outstanding	6,795	6,795
Additional paid-in capital	4,773,393	4,765,758
Accumulated deficit	(4,668,506)	(3,713,505)

Total Stockholders' Equity	111,682	1,059,048

Total Liabilities and Stockholders' Equity	$2,792,754	$3,152,453

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Revenues	$814,293	$899,056	$1,684,612	$1,943,665

Cost of revenues	306,782	328,350	608,957	695,636

Gross profit	507,511	570,706	1,075,655	1,248,029

Research and development expense	370,542	17,690	740,424	17,690
General and administrative expenses	645,622	530,633	1,220,904	1,079,451

Income (Loss) from Operations	(508,653)	22,383	(885,673)	150,888

Other Income (Expense):
Interest income	-	219	1	430
Interest expense	(36,921)	(24,755)	(69,329)	(38,316)

	(36,921)	(24,536)	(69,328)	(37,886)

Income (Loss) before income taxes	(545,574)	(2,153)	(955,001)	113,002

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (Loss)	$(545,574)	$(2,153)	$(955,001)	$113,002

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$(0.08)	$-	$(0.14)	$0.02

Weighted Average Common Shares Outstanding:	6,794,600	6,794,600	6,794,600	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(955,001)	$113,002

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	472,267	34,712
Amortization of financing costs	1,158	4,634
Options expense	4,319	-
Warrants issued for services	-	426
Bad debt expense	-	495
Changes in assets and liabilities:
Accounts receivable - trade	(107,834)	77,211
Prepaid expenses	6,133	52,469
Deposits	743	477
Accounts payable - trade	26,849	232,366
Accrued liabilities	110,491	(73,646)

Net cash provided (used) by operating activities	(440,875)	442,146

Cash flows from investing activities:
Purchase of fixed assets	(21,037)	-
Capitalized software development	-	(942,899)

Net cash used by investing activities	(21,037)	(942,899)

Cash flows from financing activities:
Proceeds from issuance of debt	401,000	485,000
Repayment of debt	(10,000)	-
Proceeds from factoring line	1,207,345	-
Repayment of factoring line	(1,148,018)	-

Net cash provided by financing activities	450,327	485,000

Net decrease in cash and cash equivalents	(11,585)	(15,753)

Cash and cash equivalents at beginning of period	21,519	174,428

Cash and cash equivalents at end of period	$9,934	$158,675

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$1,120	$-
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose is to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.   We have provided Hosted Business Solutions for ten years and now plan to expand our offerings to offer a social networking site called JabberMonkey (Jabbermonkey.com) and a location based social networking application for smart phones called Fanatic Fans.

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

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the six and three month periods ended June 30, 2011 and 2010, none of the potentially dilutive securities were deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Income (Loss) available to common stockholders	$(545,574)	$(2,153)	$(955,001)	$113,002

Weighted average number of common shares
used in basic earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Note conversions	-	-	-	-

Weighted average number of common shares
and potentially dilutive common stock used in
diluted earnings per share	6,794,600	6,794,600	6,794,600	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the six month periods ended June 30, 2011 and 2010 the Company had outstanding options to purchase 2,512,499 and 1,248,332 shares of common stock at a per share weighted average exercise prices of $1.09 and $1.26, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  For the six month periods ended June 30, 2011 and 2010 the Company had outstanding warrants to purchase 722,000 and 441,000 shares of common stock at a per share weighted average exercise price of $1.70 and $1.95, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of June 30, 2011 the Company has $1,160,000 principal balance of convertible debentures along with $159,181 in accrued interest which is convertible into 879,454 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The effective income tax rate of 0% for the six months ended June 30, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  For the six month period ended June 30, 2011 a tax benefit of approximately $340,000 would be generated.  The tax liability generated by the net income at the effective income tax rate would have been approximately $41,000 for the six months ended June 30, 2010 and would have reduced the deferred tax benefit and reserve by the same amount.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of June 30, 2011 the Company had net operating losses of approximately $6,850,000 resulting in a deferred tax asset of approximately $2,620,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 985-20 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The product was under development through November 2010 and reached availability for general commercial use in December 2010.  Capitalized costs are being amortized over the estimated economic life of the product which is estimated to be 3 years.  Amortization expense for the six months ended June 30, 2011 was $458,582.

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

On May 31, 2011, the Company’s president purchased 10 units in the Company’s private placement offering.

During the six months ended June 30, 2011, the Company received a $57,000 short term advance from its CEO.  Due to the short duration of the advance no interest was accrued on the advance.

During the six months ended June 30, 2011, the Company received a $45,000 short term advance from an immediate family member of the CEO and President.  Due to the short duration of the advance no interest was accrued on the advance.

During the six months ended June 30, 2011, the Company received a $14,000 short term advance from its President.  Due to the short duration of the advance no interest was accrued on the advance.

3.   Convertible Notes Payable

For the six months ended June 30, 2011 the Company has raised an additional $160,000 (32 units) of a convertible debenture offering for a total of $1,170,000 raised under the offering with $1,160,000 principal balance outstanding.  The offering consists of units of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Warrants”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such, for the six months ended June 30, 2011, 80,000 warrants have been issued in accordance with the offering language.  As of June 30, 2011 one $10,000 Debenture and associated interest was in default.  The Company has been in contact with the Debenture holder and told he will be repaid when cash-flow permits.

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

During the six months ended June 30, 2011, the Company issued a total of 125,000 warrants in relation to bridge loans obtained during the period.  The warrants have a three year term and an exercise price of $.50 per share.  The warrants were valued at $3,316 and are being amortized over the respective terms of the loan agreements.

During the six months ended June 30, 2011, the Company issued an additional 80,000 warrants in relation to its private placement.  None of the 80,000 warrants are currently exercisable.

As of June 30, 2011 the Company had outstanding warrants to purchase a total of 722,000 shares of the Company’s common stock at a weighted average exercise price of $1.70.

6.   Subsequent Events

Management has reviewed subsequent events from June 30, 2011 through the date of this filing.  No material subsequent events were noted other than those listed below.

Subsequent to June 30, 2011, the Company raised an additional $105,000 in its private placement offering.

Subsequent to June 30, 2011, the Company issued 37,500 shares of its common stock for services.

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

Overview

Our performance for the six months ended June 30, 2011 continued to reflect the overall volume decline in the Third Party Verification business as a whole.   Fortunately, we have been able to significantly reduce our operating expenses to be more in line with our current revenue rate and have also entered into new contracts with some of our existing customers.  These contracts called for increased pricing which offset the continued decline in volume.  Core TPV operations continue to generate positive cash flow, however, we have also continued to increase our expenditures into software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company launched its JabberMonkey social networking website in the 4th quarter of 2010.  However, the Company does not currently have sufficient capital to market the website.  The Company launched its mobile smart phone location based application Fanatic Fans on April 26, 2011.  The Company will need to raise significant additional capital in order to execute the business plans related to JabberMonkey and Fanatic Fans.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	(Unaudited)				(Unaudited)
Revenue	$814,293	100.0%	$899,056	100.0%	$1,684,612	100.0%	$1,943,665	100.0%
Cost of Goods Sold	306,782	37.7%	328,350	36.5%	608,957	36.1%	695,636	35.8%
Gross Profit	507,511	62.3%	570,706	63.5%	1,075,655	63.9%	1,248,029	64.2%
Research and Development	370,542	45.5%	17,690	2.0%	740,424	44.0%	17,690	0.9%
General and Administrative Expenses	645,622	79.3%	530,633	59.0%	1,220,904	72.5%	1,079,451	55.5%
Income (Loss) from Operations	(508,653)	-62.5%	22,383	2.5%	(885,673)	-52.6%	150,888	7.8%
Interest Income	-	0.0%	219	0.0%	1	0.0%	430	0.0%
Interest Expense	(36,921)	-4.5%	(24,755)	-2.8%	(69,329)	-4.1%	(38,316)	-2.0%
Net Income (Loss)	$(545,574)	-67.0%	$(2,153)	-0.2%	$(955,001)	-56.7%	$113,002	5.8%

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Revenue – Revenue decreased 9.43% to $814,293 for the three months ended June 30, 2011, which we refer to as “2nd quarter 2011,” from $899,056 for the three months ended June 30, 2010, which we refer to as “2nd quarter 2010.”  The decrease was due to the continued volume decline of Third Party Verification business which was partially offset by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 6.57% to $306,782 for the 2nd quarter 2011, from $328,350 for the 2nd quarter 2010.  The decrease was primarily due to lower revenue.

Gross Profit – Gross profit decreased to $507,511 in the 2nd quarter 2011 from $570,706 in the 2nd quarter 2010 and gross profit margin decreased to 62.33% from 63.48% in the respective periods. The decrease in the gross profit was a direct result of reduced sales volume.  The small decrease in gross profit margin was a result of increased pricing from the Company’s vendors.

Research and Development – Research and development expenses increased to $370,542 in the 2nd quarter of 2011 from $17,690 in the 2nd quarter of 2010.  This is a result of the Company’s ceasing of the capitalization of the expenditures related to its JabberMonkey.com social networking website due to its launch in the fourth quarter of 2010 and also due to the development of its Fanatic Fans mobile smart phone application. The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.

General and Administrative Expenses – General and administrative expense increased 21.67% to $645,622 in the 2nd quarter of 2011 from $530,633 in the 2nd quarter of 2010.  The increase was directly related to amortization expense of the Company’s JabberMonkey website.  Total amortization related to the website totaled $229,291 for the 2nd quarter 2011.  This increase was offset by lower administrative salaries and lower rent.

Interest Expense – Interest expense increased to $36,921 for the 2nd quarter of 2011 from $24,755 in the 2nd quarter of 2010.  The increase in interest expense was a direct result of additional borrowings.

Net Loss – The Company generated a net loss of ($545,574) for the 2nd quarter of 2011 compared to  net loss of ($2,153) for the 2nd quarter of 2010, a difference of ($543,421).  The decrease was a result of the Company expensing costs related to its JabberMonkey website and Fanatic Fans application and the amortization expense related to the website.  Excluding research and development expense and amortization expense related to the website, the Company would have generated net income of $54,259 in the 2nd quarter of 2011.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenue – Revenue decreased 13.33% to $1,684,612 for the six months ended June 30, 2011, which we refer to as “Half Year 2011,” from $1,943,665 for the six months ended June 30, 2010, which we refer to as “Half Year 2010.”  The decrease was due to the continued volume decline of Third Party Verification business however, was offset partially by increased rates to existing customers.

Cost of Revenue – Cost of Revenues decreased 12.46% to $608,957 for the Half Year 2011, from $695,636 for the Half Year 2010.  The decrease was primarily due to lower revenue.

Gross Profit – Gross profit decreased to $1,075,655 in the Half Year 2011 from $1,248,029 in the Half Year 2010 and the gross profit margin decreased to 63.85% from 64.21% in the respective periods.  The decrease in gross profit was a direct result of declines in operating revenue.  The slight decrease in gross profit margin was a result of higher pricing from the Company’s vendors.

Research and Development – Research and development expenses increased to $740,424 in the Half Year 2011 from $17,690 in the Half Year 2010.  This is a result of the Company’s capitalization of the expenditures related to its JabberMonkey.com social networking website.  During the Half Year 2010 the Company capitalized $942,899 related to the project.  The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.  The research and development expense incurred in the Half Year 2011 relates directly to the development of the Company’s live event social networking application Fanatic Fans and improvements to its JabberMonkey.com website.

General and Administrative Expenses – General and administrative expense increased 13.10% to $1,220,904 in the Half Year of 2011 from $1,079,451 in the Half Year of 2010.  The increase was directly related to amortization expense of the Company’s JabberMonkey website.  Total amortization related to the website totaled $458,582 for the Half Year 2011.  This increase was offset by lower administrative salaries and lower rent.

Interest Expense – Interest expense increased to $69,329 for the Half Year 2011 from $37,886 in the Half Year 2010.  The increase in interest expense was a direct result of additional borrowings.

Net Income (Loss) – The Company generated a net loss of ($955,001) for the half year 2011 compared to net income of $113,002 for the half year 2010, a difference of ($1,068,003).  The decrease was a result of the Company expensing costs related to its JabberMonkey website and Fanatic Fans application and the amortization expense related to the website.  Excluding research and development expense and amortization expense related to the website, the Company would have generated net income of $244,005 in the Half Year 2011.

Liquidity and Capital Resources

As of June 30, 2011 we had cash on hand of $9,934 and negative working capital of $2,190,314.  Historically, the Company has been able to fund operations through the generation of positive cash flow from its business operations.  The Company has been and continues to use cash in its operations.  As of June 30, 2011 the Company had sold 234 units, at $5,000 per unit, consisting of five thousand dollars ($5,000) in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total proceeds of $1,170,000.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  The Company also received $241,000 in bridge loans during the six months ended June 30, 2011.  If the Company is not able to consistently run its operations at a profit and raise the additional capital, it will be forced to significantly reduce its expenditures related to JabberMonkey.com and Fanatic Fans.  There can be no assurance that the Company will be able to raise such capital or do so on favorable terms.

The Company has the following principal amounts of debentures coming due: September 30, 2011, $370,000; November 16, 2011, $250,000; November 30, 2011, $10,000; December 31, 2011, $235,000; January 31, 2012, $210,000; May 31, 2012, $50,000; June 30, 2012, $35,000.  The previous dates and amounts reflect $980,000 in principal amount debentures for which one or two six month extensions have been received and $10,000 in principal amount which is currently in default.  To the extent necessary, the Company will attempt to obtain additional six month extensions from Debenture holders as deemed necessary or until which point the debentures are converted into common shares or, to a limited amount, can be repaid, if we are able to do so.  We cannot project when the new product offerings will be successful and if we are unable to return to profitability, we may not be able to repay the Debenture holders.  Additionally, it would be difficult to convince new investors to contribute money that may be used to repay existing debts.

For the next twelve months the Company intends on continuing to raise capital, through its debenture offerings, to fund Fanatic Fans mobile application and the JabberMonkey website.  If the Company is unable to raise additional capital it will be forced to cease development and marketing of the products and rely on cash flow from the existing TPV business to fund ongoing operations.

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

On September 13, 2010, a former employee filed a lawsuit in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2010-027027) against the Company.  The complaint was hand-written and does not itemize the specific legal claims, but could include (1) discrimination (no statute identified), (2) failure to pay minimum wage or overtime (no statute identified), (3) retaliation, (4) assault, and (5) intentional infliction of emotional distress.  On May 22nd, 2011 the suit was dismissed with prejudice.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the six months ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Through July 31, 2011, we have sold 234 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $1,170,000 of which $1,160,000 principal balance remains outstanding.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of August 15, 2011 a total of 580,000 warrants related to the offering remain outstanding.

In addition 7,500 placement agent warrants have been issued during the six months ended June 30, 2011 related to the offering.  The terms of the warrants mirror those of the private placement offering.

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

On July 6, 2011, the Company issued 37,500 shares of its Common Stock in payment of services.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By: /s/ Jeff W. Homes                                            Date: August 15, 2011
Jeff W. Holmes, CEO

By: /s/ Kevin J. Asher                                    Date: August 15, 2011
Kevin J. Asher, CFO