Form 10-Q/A
period 2011-06-30
CALIBRUS, INC.
filed 2011-08-31
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Amendment No. 1
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

The number of shares of the issuer’s Common Stock outstanding as of August 31, 2011 is 6,832,100.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Calibrus, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to update subsequent events through the date of this filing.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

On August 19, 2011, the Company issued a promissory note in the principal amount of $200,000 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The terms of the note are 6 months with a stated interest of 12% per annum and an effective interest rate of 71.78%, with discount, with interest due monthly.  The Company received gross proceeds from the note of $150,000 with $50,000 being retained by Mr. Holmes as an origination fee.

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

On July 6, 2011, the Company issued 37,500 shares of its Common Stock in payment of services.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

101 Interactive Data Files

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By: /s/ Jeff W. Homes                                            Date: August 31, 2011
Jeff W. Holmes, CEO

By: /s/ Kevin J. Asher                                    Date: August 31, 2011
Kevin J. Asher, CFO