Form 10-K/A
period 2010-12-31
CALIBRUS, INC.
filed 2011-10-07
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1
        (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                000-53548
Calibrus, Inc.
(Exact name of registrant as specified in charter)

Nevada	86-0970023
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization

1225 West Washington Street, Suite 213, Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (602) 778-7500

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

The Company capitalizes certain software costs in accordance with FASB ASC 350 40 Internal-Use Software.  The JabberMonkey website was under development through November 2010 and reached availability for general commercial use in December 2010.  Upon completion of the project the capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the year ended December 31, 2010 was $76,430.

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

Results of Operations

December 31, 2010

For the year ended December 31, 2010, we had revenues of $3,745,876 compared to revenues of $4,245,144 for the year ended December 31, 2009, a decrease of approximately 12% from the prior year.  The reduction in revenues is the result of less third party verification work available as the telecommunication industry continued to consolidate and our overall call volumes continue to decline.  During the year ended December 31, 2010 call volumes for our largest three customers declined by aproximately 28% over the previous year.  However, this decrease in revenue was partially offset by higher pricing with our major customers of approximately 23%.   Since we currently represent some of the largest telecommunication companies, we do not believe we will see a significant increase in revenues from this source.  Accordingly, we are actively expanding our product offerings to leverage our core technology and capabilities to cover other needs of businesses.  Since these efforts to expand our products and services have only recently begun, we cannot say if we will be successful in bringing in additional revenues.

We have been successful at reducing our core operating expenses to better match our current revenue stream and signed new contracts or contract extensions with existing customers that provide for higher pricing as discussed above.  As such, we have reduced our cost of revenues, as a percentage of sales, for the year ended December 31, 2010 to 36% vs. 42% for 2009.  Research and development expense for the year ended December 31, 2010 was $232,327 as compared to $545,485 for the year ended December 31, 2009.  This decrease was the result of the Company commencing the capitalization of costs related to the development of its JabberMonkey.com website in 2010.  Research and development expense related to JabberMonkey.com represented $126,638 of the $232,327 total.  The remainder of the research and development expense was related to development of the Company’s Fanatic Fans location based  mobile application which represented $105,689.  We have also kept our general and administrative expenses flat although we will see a large reduction in the next year as we have reduced our rent expense from approximately $30,000 per month to $11,500 per month.  This rent reduction occurred in November of 2010 and as such we were only able to receive the benefit for 2 months in year ended December 31, 2010.   However interest expense related to our convertible debentures will be higher as a result of the Company issuing additional debentures through the end of 2010 and additional debentures issued in 2011.

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

Calibrus, Inc.

By:	/s/ Jeff W. Holmes	Date: October 7, 2011
Jeff W. Holmes, CEO

By:	/s/ Kevin J. Asher	Date: October 7, 2011
Kevin J. Asher, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeff W. Holmes	Director, CEO	October 7, 2011
Jeff W. Holmes

/s/ Kirk Blosch	Director	October 7, 2011
Kirk Blosch

/s/ Christian Hoffmann, III	Director	October 7, 2011
Christian Hoffmann, III

/s/ Charles House	Director	October 7, 2011
Charles House

/s/ Michael Myers	Director	October 7, 2011
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

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 350-40 Internal-Use Software.  The JabberMonkey website was under development through November 2010 and reached availability for general commercial use in December, 2010.  Capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the year ended December 31, 2010 was $76,430.

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