Form 10-Q
period 2011-09-30
CALIBRUS, INC.
filed 2011-11-17
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
CALIBRUS, INC.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	000-53548	86-0970023
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1225 W. Washington Street, Suite 213, Tempe AZ  85281
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

Yes ☒   No ☐

The number of shares of the issuer’s Common Stock outstanding as of November 15, 2011 is 6,832,100.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
Current Assets	(Unaudited)
Cash and cash equivalents	3,094	$21,519
Accounts receivable - trade, net	596,131	372,990
Prepaid expenses	-	6,133

Total Current Assets	599,225	400,642

Property and equipment, net	46,822	47,357
Software development, net	1,987,189	2,675,062
Deposits	28,649	29,392
Deferred financing fees	1,329	-

Total Assets	$2,663,214	$3,152,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable - current portion	$810,000	$605,000
Convertible related party notes payable - current portion	455,000	405,000
Notes payable - current portion	50,000	-
Related party notes payable - current portion, net of discount of $41,667 and nil
as of September 30, 2011 and December 31, 2010	328,333	-
Due to factor	275,102	132,729
Accounts payable - trade	562,331	684,570
Accrued liabilities	414,928	266,106

Total Current Liabilities	2,895,694	2,093,405

Total Liabilities	2,895,694	2,093,405

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
6,832,100 and 6,794,600 shares issued and outstanding as of
September 30, 2011 and December 31, 2010	6,832	6,795
Additional paid-in capital	4,788,356	4,765,758
Accumulated deficit	(5,027,668)	(3,713,505)

Total Stockholders' Equity (Deficit)	(232,480)	1,059,048

Total Liabilities and Stockholders' Equity (Deficit)	$2,663,214	$3,152,453

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Revenues	$996,859	$945,929	$2,681,471	$2,889,594

Cost of revenues	351,340	329,621	960,297	1,025,257

Gross profit	645,519	616,308	1,721,174	1,864,337

Research and development expense	364,687	-	1,105,111	17,690
General and administrative expenses	588,811	627,125	1,809,715	1,706,576

Income (Loss) from Operations	(307,979)	(10,817)	(1,193,652)	140,071

Other Income (Expense):
Interest income	13	159	14	589
Interest expense	(51,196)	(31,188)	(120,525)	(69,504)

	(51,183)	(31,029)	(120,511)	(68,915)

Income (Loss) before income taxes	(359,162)	(41,846)	(1,314,163)	71,156

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (Loss)	$(359,162)	$(41,846)	$(1,314,163)	$71,156

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$(0.05)	$(0.01)	$(0.19)	$0.01

Weighted Average Common Shares Outstanding:	6,830,040	6,794,600	6,806,457	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(1,314,163)	$71,156

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	709,445	45,902
Amortization of financing costs	1,987	-
Amortization of debt discount	8,333	6,951
Options expense	4,319	124,520
Stock issued for services	15,000	-
Warrants issued for services	-	426
Bad debt expense	-	495
Changes in assets and liabilities:
Accounts receivable - trade	(223,141)	(116,707)
Prepaid expenses	6,133	77,535
Deposits	743	477
Accounts payable - trade	(122,239)	391,446
Accrued liabilities	148,822	(47,816)

Net cash provided (used) by operating activities	(764,761)	554,385

Cash flows from investing activities:
Purchase of fixed assets	(21,037)	(4,992)
Capitalized software development	-	(1,426,957)

Net cash used by investing activities	(21,037)	(1,431,949)

Cash flows from financing activities:
Proceeds from issuance of debt	751,000	735,000
Repayment of debt	(126,000)	-
Proceeds from factoring line	1,926,124	-
Repayment of factoring line	(1,783,751)	-

Net cash provided by financing activities	767,373	735,000

Net decrease in cash and cash equivalents	(18,425)	(142,564)

Cash and cash equivalents at beginning of period	21,519	174,428

Cash and cash equivalents at end of period	$3,094	$31,864

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$1,120	$-
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the nine and three month periods ended September 30, 2011 and 2010, none of the potentially dilutive securities were deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Income (Loss) available to common stockholders	$(359,162)	$(41,846)	$(1,314,163)	$71,156

Weighted average number of common shares
used in basic earnings per share	6,830,040	6,794,600	6,806,457	6,794,600

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Note conversions	-	-	-	-

Weighted average number of common shares
and potentially dilutive common stock used in
diluted earnings per share	6,830,040	6,794,600	6,806,457	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the nine month periods ended September  30, 2011 and 2010 the Company had outstanding options to purchase 2,512,499 and 2,742,499 shares of common stock at a per share weighted average exercise prices of $1.08 and $1.12, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  For the Nine month periods ended September 30, 2011 and 2010 the Company had outstanding warrants to purchase 774,500 and 508,500 shares of common stock at a per share weighted average exercise price of $1.72 and $1.95, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of September 30, 2011 the Company has $1,265,000 principal balance of convertible debentures along with $196,290 in accrued interest which is convertible into 974,193 (or 5,845,160 under the induced conversion pricing as discussed in Note 3.) shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.

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

The effective income tax rate of 0% for the nine months ended September 30, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  For the nine month period ended September 30, 2011 a tax benefit of approximately $470,000 would be generated.  The tax liability generated by the net income at the effective income tax rate would have been approximately $7,000 for the nine months ended September 30, 2010 and would have reduced the deferred tax benefit and reserve by the same amount.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of September 30, 2011 the Company had net operating losses of approximately $7,210,000 resulting in a deferred tax asset of approximately $2,740,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development:

The Company capitalizes certain software costs in accordance with FASB ASC 350-40, Intangibles – Internal Use Software.  The product was under development through November 2010 and reached availability for general commercial use in December 2010.  Capitalized costs are being amortized over the estimated economic life of the product which is estimated to be 3 years.  Amortization expense for the nine months ended September 30, 2011 was $687,873.

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

During the second quarter of fiscal 2011, the Company received a $57,000 short term advance from its CEO.  Due to the short duration of the advance no interest was accrued on the advance.  This amount was paid back during the quarter ended September 30, 2011.

During the second quarter of fiscal 2011, the Company received a $45,000 short term advance from an immediate family member of the CEO and President.  Due to the short duration of the advance no interest was accrued on the advance.  This amount was paid back during the quarter ended September 30, 2011.

During the second quarter of fiscal 2011, the Company received a $14,000 short term advance from its President.  Due to the short duration of the advance no interest was accrued on the advance.  This amount was paid back during the quarter ended September 30, 2011.

On August 19, 2011, the Company issued a promissory note in the principal amount of $200,000 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The terms of the note are 6 months with a stated interest of 12% per annum and an effective interest rate of 71.78%, with discount, with interest due monthly.  The Company received gross proceeds from the note of $150,000 with $50,000 being retained by Mr. Holmes as an origination fee.  The $50,000 note discount is being amortized over the life of the loan or at the rate of $8,333.33 per month.

During the quarter ended September 30, 2011, the Company received a $30,000 short term advance from its CEO.  Due to the short duration of the advance no interest was accrued on the advance.  This amount was paid back subsequent to September 30, 2011.

During the quarter ended September 30, 2011, the Company received a $45,000 short term advance from an immediate family member of the CEO and President.  Due to the short duration of the advance no interest was accrued on the advance.  This amount was paid back subsequent to September 30, 2011.

During the quarter ended September 30, 2011, the Company received a $20,000 short term advance from its President.  Due to the short duration of the advance no interest was accrued on the advance.  This amount was paid back subsequent to September 30, 2011.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.   Convertible Notes Payable

For the nine months ended September 30, 2011 the Company has raised an additional $265,000 (53 units) of a convertible debenture offering for a total of $1,275,000 raised under the offering with $1,265,000 principal balance outstanding.  The offering consists of units of five thousand dollars ($5,000) in Debentures of the Company and twenty five hundred (2,500) common stock purchase warrants (the “Warrants”).  Each convertible debenture is convertible into shares of common stock of the Company at the lower of $1.50 per share or the price of any additional private placement of the Company in the next twelve months and bears interest at the rate of 12% per annum (the “Debentures”).  Each common stock purchase warrant entitles the holder to purchase one share of the Company’s common stock for each Warrant held at the Warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by the Company of shares of its common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of the Company’s common stock.  As such, for the nine months ended September 30, 2011, 132,500 warrants have been issued in accordance with the offering language, however are not exercisable at this time.  As of September 30, 2011 one $10,000 Debenture and associated interest was in default.  The Company has been in contact with the Debenture holder and told he will be repaid when cash-flow permits.

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and was only valid through October 31, 2011.  .  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  Through November 7, 2011, the Company had received notices from holders of convertible debentures with $720,000 in principal and $114,198 in accrued interest outstanding electing to convert their existing principal and interest into shares of the Company’s common stock at the conversion price of $.25 per share.  This conversion will result in the issuance of 3,336,792 additional shares of the Company’s common stock.    As of September 30, 2011 no conversions had occurred and as such, no inducement expense had been recorded.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.   Notes Payable (Continued)

On August 19, 2011, the Company issued a promissory note in the principal amount of $200,000 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The terms of the note are 6 months with a stated interest of 12% per annum and an effective interest rate of 71.78%, with discount, with interest due monthly.  The Company received gross proceeds from the note of $150,000 with $50,000 being retained by Mr. Holmes as an origination fee. The $50,000 note discount is being amortized over the life of the loan or at the rate of $8,333.33 per month.

5.   Common Stock

On July 6, 2011, the Company issued 37,500 shares of its Common Stock to a consultant to the Company in exchange for $15,000 of work performed.

6.   Warrants

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

During the nine months ended September 30, 2011, the Company issued a total of 125,000 warrants relating to bridge loans obtained during the period.  The warrants have a three year term and an exercise price of $.50 per share.  The warrants were valued at $3,316 and are being amortized over the respective terms of the loan agreements.

During the nine months ended September 30, 2011, the Company issued an additional 132,500 warrants relating to its private placement.  None of the 132,500 warrants are currently exercisable.

As of September 30, 2011 the Company had outstanding warrants to purchase a total of 774,500 shares of the Company’s common stock at a weighted average exercise price of $1.72.

7.   Subsequent Events

Subsequent to September 30, 2011, the Company raised an additional $300,000 in its private placement offering.

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and was only valid through October 31, 2011.  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  Through November 7, 2011, the Company had received notices from holders of convertible debentures with $720,000 in principal and $114,198 in accrued interest outstanding electing to convert their existing principal and interest into shares of the Company’s common stock at the conversion price of $.25 per share.  This conversion will result in the issuance of 3,336,792 additional shares of the Company’s common stock.    As of September 30, 2011 no conversions had occurred and as such, no inducement expense had been recorded.

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

Overview

Our performance for the nine months ended September 30, 2011 continued to reflect the overall volume decline in the Third Party Verification business as a whole.   However, the Company showed improvement for the three months ended September 30, 2011 over the prior year.  This is the result of one of the Company’s TPV customers bringing additional business to us as it acquired additional states from another telecommunications provider.  In addition, we have been able to reduce our core operating expenses to be more in line with our current revenue rate and have also entered into new contracts with some of our existing customers.  These contracts called for increased pricing which offset the continuing decline in volume.  Core TPV operations continue to generate positive cash flow; however, we have also continued to increase our expenditures into software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company launched its JabberMonkey social networking website in the 4th quarter of 2010., but the Company does not currently have sufficient capital to market the website.  The Company launched its mobile smart phone location based application Fanatic Fans on April 26, 2011.  The Company continues to make large expenditures in the improvement and marketing of Fanatic Fans.  The Company will need to raise significant additional capital in order to execute the business plans related to Fanatic Fans and to the extent feasible, JabberMonkey.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	(Unaudited)				(Unaudited)
Revenue	$996,859	100.0%	$945,929	100.0%	$2,681,471	100.0%	$2,889,594	100.0%
Cost of Goods Sold	351,340	35.2%	329,621	34.8%	960,297	35.8%	1,025,257	35.5%
Gross Profit	645,519	64.8%	616,308	65.2%	1,721,174	64.2%	1,864,337	64.5%
Research and Development	364,687	36.6%	-	0.0%	1,105,111	41.2%	17,690	0.6%
General and Administrative Expenses	588,811	59.1%	627,125	66.3%	1,809,715	67.5%	1,706,576	59.1%
Income (Loss) from Operations	(307,979)	-30.9%	(10,817)	-1.1%	(1,193,652)	-44.5%	140,071	4.8%
Interest Income	13	0.0%	159	0.0%	14	0.0%	589	0.0%
Interest Expense	(51,196)	-5.1%	(31,188)	-3.3%	(120,525)	-4.5%	(69,504)	-2.4%
Net Income (Loss)	$(359,162)	-36.0%	$(41,846)	-4.4%	$(1,314,163)	-49.0%	$71,156	2.5%

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Revenue – Revenue increased 5.38% to $996,859 for the three months ended September 30, 2011, which we refer to as “3rd quarter 2011,” from $945,929 for the three months ended September 30, 2010, which we refer to as “3rd quarter 2010.”  The increase was due to one of the Company’s TPV customers bringing additional business to us as it acquired additional states from another telecommunications provider and was offset by the continued decline of our TPV business.

Cost of Revenue – Cost of Revenues increased 6.59% to $351,340 for the 3rd quarter 2011, from $329,621 for the 3rd quarter 2010.  The increase was primarily due to the new business discussed above being live agent, which has more direct costs versus automated services.

Gross Profit – Gross profit increased to $645,519 in the 3rd quarter 2011 from $616,308 in the 3rd quarter 2010 and gross profit margin decreased to 64.76% from 65.15% in the respective periods. The increase in the gross profit was a direct result of the increased sales volume as previously discussed.  The small decrease in gross profit margin was primarily due to the new business discussed above being live agent, which has more direct costs versus automated services.

Research and Development – Research and development expenses increased to $364,687 in the 3rd quarter of 2011 from $0 in the 3rd quarter of 2010.  This is a result of the Company’s ceasing of the capitalization of the expenditures related to its JabberMonkey.com social networking website due to its launch in the fourth quarter of 2010 and also due to the continued development and improvement of its Fanatic Fans mobile smart phone application in the 3rd quarter of 2011. The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.

General and Administrative Expenses – General and administrative expense decreased 6.11% to $588,811 in the 3rd quarter of 2011 from $627,125 in the 3rd quarter of 2010.  The decrease was directly related to the issuance of stock options and related expense in the 3rd quarter of 2010 and lower administrative salaries and rent in the 3rd quarter of 2011.  This was offset by the amortization of the Company’s JabberMonkey website during the 3rd quarter of 2011.  Total amortization related to the website totaled $229,291 for the 3rd quarter 2011.

Interest Expense – Interest expense increased to $51,196 for the 3rd quarter of 2011 from $31,188 in the 3rd quarter of 2010.  The increase in interest expense was a direct result of additional borrowings.

Net Loss – The Company generated a net loss of ($359,162) for the 3rd quarter of 2011 compared to net loss of ($41,846) for the 3rd quarter of 2010, a difference of ($317,316).  The decrease was a result of the Company expensing costs in the 3rd quarter of 2011 related to its JabberMonkey website and Fanatic Fans application and the amortization expense related to the website.  Excluding research and development expense and amortization expense related to the website, the Company would have generated net income of $234,816 in the 3rd quarter of 2011.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenue – Revenue decreased 7.20% to $2,681,471 for the nine months ended September 30, 2011, which we refer to as “3/4 Year 2011,” from $2,889,594 for the nine months ended September 30, 2010, which we refer to as “3/4 Year 2010.”  The decrease was due to the continued volume decline of Third Party Verification business; however, was offset partially by increased rates to existing customers and additional business from an existing customer obtained in the 3rd quarter of 2011 as discussed above.

Cost of Revenue – Cost of Revenues decreased 6.34% to $960,297 for the 3/4 Year 2011, from $1,025,257 for the 3/4 Year 2010.  The decrease was primarily due to lower revenue.

Gross Profit – Gross profit decreased to $1,721,174 in the 3/4 Year 2011 from $1,864,337 in the 3/4 Year 2010 and the gross profit margin decreased to 64.18% from 64.52% in the respective periods.  The decrease in gross profit was a direct result of declines in operating revenue.  The small decrease in gross profit margin was primarily due to the new business discussed above being live agent, which has more direct costs versus automated services.

Research and Development – Research and development expenses increased to $1,105,111 in the 3/4 Year 2011 from $17,690 in the 3/4 Year 2010.  This is a result of the Company’s capitalization of the expenditures related to its JabberMonkey.com social networking website during 2010.  During the 3/4 Year 2010 the Company capitalized $1,426,957 related to the project.  The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.  The research and development expense incurred in the 3/4 Year 2011 relates directly to the development and improvements of the Company’s live event social networking application Fanatic Fans, and to a much lesser extent improvements to its JabberMonkey.com website.

General and Administrative Expenses – General and administrative expense increased 6.04% to $1,809,715 in the 3/4 Year 2011 from $1,706,576 in the 3/4 Year 2010.  The increase was directly related to amortization expense of the Company’s JabberMonkey website. Total amortization related to the website totaled $687,873 for the 3/4 Year 2011. This increase was offset by lower administrative salaries and lower rent.

Interest Expense – Interest expense increased to $120,525 for the 3/4 Year 2011 from $69,504 in the 3/4 Year 2010.  The increase in interest expense was a direct result of additional borrowings.

Net Income (Loss) – The Company generated a net loss of ($1,314,163) for the 3/4 Year 2011 compared to net income of $71,156 for the 3/4 Year 2010, a difference of ($1,385,319).  The decrease was a result of the Company expensing costs related to its Fanatic Fans application and JabberMonkey website in 2011 and the amortization expense related to the website.  Excluding research and development expense and amortization expense related to the website, the Company would have generated net income of $478,821 in the 3/4 Year 2011.

Liquidity and Capital Resources

As of September 30, 2011 we had cash on hand of $3,094 and negative working capital of $2,296,469.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its business operations.  The Company has been and continues to use cash in its operations as it seeks to develop new business opportunities.  As of September 30, 2011 the Company had sold 255 units, at $5,000 per unit, consisting of five thousand dollars ($5,000) in Convertible Debentures (“Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total proceeds of $1,275,000 of which $1,265,000 in principal remains outstanding.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum. Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  The Company also received $370,000, net of discount, in bridge loans during the nine months ended September 30, 2011.  If the Company is not able to consistently run its operations at a profit and raise the additional capital, it will be forced to significantly reduce its expenditures related to JabberMonkey.com and Fanatic Fans.  There can be no assurance that the Company will be able to raise such capital or do so on favorable terms.

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and was only valid through October 31, 2011.  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  Through November 7, 2011, the Company had received notices from holders of convertible debentures with $720,000 in principal and $114,198 in accrued interest outstanding electing to convert their existing principal and interest into shares of the Company’s common stock at the conversion price of $.25 per share.  This conversion will result in the issuance of 3,336,792 additional shares of the Company’s common stock.    As of September 30, 2011 no conversions had occurred and as such, no inducement expense had been recorded.

After conversion of the convertible debentures as noted above, the Company will still have $545,000 principal amount of debentures outstanding.  To the extent necessary, the Company will attempt to obtain additional six month extensions from Debenture holders as deemed necessary or until which point the debentures are converted into common shares or, to a limited amount, can be repaid, if we are able to do so.  We cannot project when the new product offerings will be successful, if ever, and if we are unable to return to profitability, we may not be able to repay the Debenture holders.  Additionally, it would be difficult to convince new investors to contribute money that may be used to repay existing debts.

For the next twelve months the Company intends to continue to raise capital, either through its debenture offerings or an equity offering, to fund Fanatic Fans mobile application and to a lesser extent the JabberMonkey website. If the Company is unable to raise additional capital it will be forced to cease development and marketing of Fanatic Fans and rely on cash flow from the existing TPV business to fund ongoing operations.

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

On September 13, 2010, a former employee filed a lawsuit in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2010-027027) against the Company.  The complaint was hand-written and does not itemize the specific legal claims, but could include (1) discrimination (no statute identified), (2) failure to pay minimum wage or overtime (no statute identified), (3) retaliation, (4) assault, and (5) intentional infliction of emotional distress.  On May 22, 2011 the suit was dismissed with prejudice.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the nine months ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Through October 31, 2011, we have sold 315 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total offering proceeds of $1,575,000 of which $1,565,000 principal balance remains outstanding.  Each convertible debenture is convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of October 31, 2011 a total of 782,500 warrants related to the offering remain outstanding.

On August 29, 2011 the warrant exercise price related to the Company’s convertible debentures was reset from $1.95 to $.325 per share.  Only those debenture holders who convert are affected by exercise rate change.

On July 6, 2011, the Company issued 37,500 shares of its Common Stock in payment of services.

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and was only valid through October 31, 2011.  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  Through November 7, 2011, the Company had received notices from holders of convertible debentures with $720,000 in principal and $114,198 in accrued interest outstanding electing to convert their existing principal and interest into shares of the Company’s common stock at the conversion price of $.25 per share.  This conversion will result in the issuance of 3,336,792 additional shares of the Company’s common stock.    As of September 30, 2011 no conversions had occurred and as such, no inducement expense had been recorded.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1 Certification of Principal Executive Officer and Principal Accounting Officer
Exhibit 32.1 Certification of Principal Executive Officer and Principal Accounting Officer
101 Interactive Data Files

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus

Date: November 17, 2011	By:	/s/ Jeff W. Holmes
Jeff W. Holmes, CEO

Date: November 17, 2011	By:	/s/ Kevin J. Asher
Kevin J. Asher, CFO