Form 10-Q/A
period 2011-09-30
CALIBRUS, INC.
filed 2012-01-13
CIK 1448558

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

Yes ☐ No ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Calibrus, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 17, 2011 (the “Form 10-Q”), is to correct a mistake on the cover page related to whether or not the Company is a shell company as defined in Rule 12b-2 of the Act.  In the original filing the box was checked stating that the Company is a shell company.  That is incorrect.  The Company is not and has never been a shell company as defined in Rule 12b-2 of the Act.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Jeff W. Holmes
Jeff W. Holmes, Chief Executive Officer          Date: January 13, 2012

/s/ Kevin J. Asher
Kevin J. Asher, Chief Financial Officer             Date: January 13, 2012