Form 10-K
period 2011-12-31
CALIBRUS, INC.
filed 2012-04-16
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2011

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

Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The Company’s stock last traded on April 13, 2011 at $.15 per share giving the shares held by non-affiliates a value of $1,512,723.  Since the Registrant does not have an active trading market these numbers may not be a reliable indication of the share price.

As of April 4, 2012, the Registrant had 13,808,580 shares of common stock issued and outstanding.

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

Overview

Calibrus, Inc. is a technology based company established in 1999.  We have two business units that leverage our technology capabilities.  We have provided Hosted Business Solutions for ten years and now plan to expand our offerings to offer a social networking site called JabberMonkey (Jabbermonkey.com) and a location-based, social networking application for smart phones called Fanatic Fans.

Through our Hosted Business Solutions, we provide Third Party Verification (TPV) Services, Hosted Call Recording Services and Interactive Voice Response/Voice Recognition Unit (IVR/VRU) Services to some telecom, cable and insurance companies.  We estimate that we have processed over 50 million live agent calls/recordings and 5 million IVR calls/recordings to date serving these companies.  With over 75 employees, the latest equipment and in-house designed software and solutions, we are the hosted solution company that companies can trust with their data.

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

Calibrus has leveraged our technology capabilities to expand into the growing market of social marketing.  Leveraging the software development experience we have obtained over the last 10 years, we created the site JabberMonkey.com.  JabberMonkey is a site where users can have an interactive experience of asking questions of other members, post comments and have ongoing interactive video and text chats.  We have also developed a location based social networking application that focuses on live events such as sporting events and music concerts.

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

Our Live Operator Third Party Verification solution helps our customers meet compliance requirements and improve their overall business processes.   TPV revenue accounted for approximately 98.5% of the Company’s total revenue.  For 2011, 77.1% of our TPV revenue was derived from Live Operator services and 21.6% was derived IVR/VRU services.  Our TPV services are priced on per transaction or per minute usage.

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

The upload process is very simple to use:  Access the secure web portal, enter in the information into the portal  to be tied to the recording, mark the “Upload” existing file checkbox, identify the file and hit submit.  The file is then uploaded into the Claims Recording Database and is then available to pull in the reporting website. Calibrus offers insurance companies the ability to switch to a hosted solution without having to invest heavily into an internal recording solution.  By using our hosted solution, customers forgo having to invest in hardware, software, site licenses, continuous upgrades, storage facilities and dedicated IT support.  We handle all of that for our customers, and  get a recording solution in place within weeks.  Other benefits of using our solution are immediate access for playback of the recorded statement, back up redundancy of the digital .wav file for security purposes, enhanced call tracking and data analysis, ability by managers to quickly review calls and provide coaching easily, and customizable report capabilities.   For 2011, .94% of our total revenue was derived from Call Recording services.

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

When someone presses the Calibrus “ClickTalk” button a pop up appears so that they can enter their phone number.  Once a phone number is entered and they hit the submit button, the Calibrus system places an outbound call to them and once they have answered our system places a second call to a pre-programmed number and connects you with the customer.   Currently we are not providing any click to call services.

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

Fundraising

Political Campaigns

Internet Sales Verifications

Collections

For 2011, the Company was running one Customer Support program for a customer in the healthcare industry.  Revenue related to this program totaled $4,626.

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

Concentration of Customers

As the number of telecommunications companies has decreased, we have seen a concentration of revenues coming from two primary customers.  In 2007 AT&T Communications and Cox Communications exceeded approximately eighty percent of our revenues for the first time.  In 2011 Frontier Communications experienced a high volume and revenue increase due to their acquisition of 13 Verizon states land line operations.  As a result of this they have decreased our concentration in AT&T and Cox.    Currently nearly eighty percent of our revenues are still derived from three customers. For the years ended December 31, 2011 and 2010, AT&T Communications accounted for 50.6% and 68.1% and Cox Communications 16.7% and 16.6%, respectively, of our revenues. Frontier Communications accounted for 15.0% and 1.5% in 2011 and 2010, respectively. This revenue is derived from our TPV business. If we were to lose one of these customers before our other business lines start generating more revenue, it could have a detrimental effect on our ability to stay in business. We are actively moving away from the TPV business being our primary operations and are hopeful that we will be able to reduce our reliance on these customers. We made the decision to diversify our product offerings based on our belief that consolidation in the telecommunications industry has reduced the number of telephone customers changing carriers. As such, the need for third party verification has decreased. We believe there will continue to be customers changing phone carriers but as the number decreases the revenue we receive from our third party verification business continues to decline. We believe it is prudent to seek other sources of revenue.

Our contract with AT&T expired on December 31, 2009.  We signed two short-term contract extensions with modified pricing through March 2010.  On April 8, 2010 the Company signed a new contract with AT&T.  The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that our services are deemed performed when provided.  AT&T renewed the contract for a one year period in 2011.  The renewal included a 2.5% pricing discount per the terms of the original contract signed in 2010.   The Company also signed a new contract with Frontier Communications in May of 2011 which was done in conjunction with Frontier’s acquisition of 13 Verizon State landline operations.

Calibrus Social Media Products and Services - JabberMonkey.com and Fanatic Fans

Fanatic Fans

In the second half of 2010 we commenced development of a location based social networking application for smart phones called Fanatic Fans.  The Fanatic Fans application has been live on the Apple App Store and Android Marketplace since April of 2011.

Fanatic Fans informs fans about upcoming live events in the Sports and Music industries by giving users the ability to interact with live events, share their experiences, and earn rewards for attending live events.   Users can browse a calendar of upcoming events which can be segmented by region and artist.  Users can get detailed information on the event and discuss the event with other fans.  While at an event users can share their experiences with social networks Facebook and Twitter, and communicate with other people at the event.  Users can unlock virtual awards and earn virtual points in recognition of attending events.  Within their profile users can browse and view the items they have unlocked and receive news on their favorite artists.  Finally, users can redeem their virtual points for food/drinks, apparel and purchase event tickets in the application award section.

Fanatic Fans rewards fans for their support of their favorite sports team, music artist or band.  National and local businesses market to fans that attend the events by listing promotions (goods and services) on our application.  Businesses list their promotions (i.e. After the Diamondbacks Game Come to Hanney’s Restaurant and Receive “One Free Beer” or “50% Off any Appetizer!” Redeem for 50 Points) and users can view and redeem these promotions and offers that are specific to their interests.   Fanatic Fans offers contests and provides recognition to the most Fanatic Fans.

Functionality

When a user is at an event the app automatically determines the event their attending using the phones GPS.  The user is able to view information on the show including a list of the artists performing at the show.  There is a forum that users can make comments about upcoming events which also allows fans to interact with one another while at the show.  Comments made by users can go directly to Facebook and Twitter if the user choose to link their Fanatic Fans account.  While attending an event users can check in.  By checking in the user will unlock a virtual award which can also be published to Facebook and Twitter.  Users also earn virtual currency by checking into a location.  After checking in the user will return to the comments page where they can continue to read and add comments about the show.

When users are not at a show they use Fanatic Fans to locate upcoming shows.  They browse a calendar of all upcoming shows and sort by location and the artists that they follow.  Users get information on the show including; time, location, and performing artists.  Users can view tips created by other members and add tips of their own.  Finally users confirm that they are going to attend an event and tell their friends by publishing to Facebook and Twitter.

Fanatic Fans features a profile page which allows users to view their past activity within the app and receive news updates on their favorite artists.  They are able to view all of the awards that they have unlocked, and all the shows that they have attended.  They also receive the latest news posts of some of their favorite music artist.  Finally, users can adjust their personal settings from their profile including which artists they wish to follow, their home town, and their Facebook and Twitter account information.

Basic Functionality of Fanatic Fans

Check into an event
Get information on the event
Communicate with other fans at the event using a messaging board
Post comments, pictures and videos
Post comments, pictures and videos to Facebook and Twitter
Unlock virtual awards
Earn virtual points and badges
Look up upcoming events in your area, and entire tour schedules of your artists
View all your awards and your rank among other users
Redeem your points for goods
Vendor/Business can list promotions for users to redeem Fanatic Fan virtual points
Buy tickets to live events through a third party

Fanatic Fans Website

Live event content that is posted from users using Fanatic Fans is available to view on the Fanatic Fans website.  Comments, pictures and videos uploaded to the Fanatic Fans app by fans using their mobile phone attending live events are instantly saved on the FanaticFans.com website.  Users can watch videos, view pictures and see what people are saying about live sports or music events in real-time.  As fans express and share their excitement users can join in and make comments, upload pictures and videos before, during and after the live event and share to Facebook and Twitter.

Additionally, on FanaticFans.com website users can view a complete listing of discount offers by merchants on food, drinks, merchandise and tickets.  Users can check out all upcoming sports and music events in their area and other cities around the nation and review all of their live event comments, pictures and videos in their profile page.

Fanatic Fans Facebook Application

The Fanatic Fand Facebook application allows sports and music fans to view user generated content and experience the live event on Facebook using the Fanatic Fans Facebook app.  Fanatic Fans Facebook app allows Facebook users to access all live event sports and concert content without ever having to leave Facebook.  Users can see photos and videos that fans took of their favorite sports team and/or music artist in real-time and hear what they thought of the big game or concert.

With the Fanatic Fans Facebook app Facebook users can see their favorite live events.  Fanatic Fans app features a calendar of all sports and music events by region.  Users can look up the location and time of an event and get a map with directions showing them exactly how to get there.  When a user sees an event they are interested in they can share it with their Facebook friends, buy tickets to the event, make comments, post videos and pictures before, in real-time during, and  after the event.

Facebook users can earn rewards for attending their favorite live events and using the Fanatic Fans Facebook or mobile applications.  Facebook users can access a complete listing of merchant discount offers on food, drinks, merchandise and tickets and look up discounts nearby and redeem rewards using the Fanatic Fans mobile application.

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

Start-ups, such as SuperGlued and Flow'd, are recognizing the opportunities presented in specific market verticals related to check-in. Niche strategy is likely to be the next wave in location-based social-networking and we believe this is where the greatest opportunity for frequent sustained usage exists.

                Marketing

Fanatic Fans marketing will develop awareness by cultivating partnerships with Universities, utilizing traditional advertising mediums and implementing web 2.0 marketing techniques with the goal of delivering Fanatic Fans to the right people at the right place.  We will utilize in-house personnel and outside agency’s to make Fanatic Fans relevant to its target audience.  Fanatic Fans is a global application but our arketing strategies will initially be very targeted to just several geographic locations.

Fanatic Fans has partnered with Grand Canyon University, a school with 5,000 students in Phoenix, AZ and Denver University a school with 12,000 students in Denver, CO.  Fanatic Fans has signed a Co-marketing agreement with each school which calls for the following marketing initiatives by the Universities.

•	Promotion of Fanatic Fans at home games
o	Co-develop unique promotions or contests to help increase user sign-up’s and fan loyalty within its fan base.
o	Advertising for Fanatic Fans pre-event and during live events in the form of announcements, electronic display, and other appropriate forms as determined by the University.
o	Provide booth space for Fanatic Fans at University events
•	Fanatic Fans Promotion by University
o	Market Fanatic Fans to Student Body fan club
o	Market Fanatic Fans to Alumni
o	Market Fanatic Fans to Season ticket holders
o	Market to current University Vendors that advertise at the live events
o	Marketing is to include the following:
▪	Email notifications making the University fan base aware of the Fanatic Fans partnership and benefits.
▪	Posts on the University athletics social network pages including Facebook and Twitter.
▪	Articles and advertisements in applicable University print media.
•	Allow Fanatic Fans rewards points to be used for discounts on University tickets and merchandise.
•	Place a Fanatic Fans link on University athletics website.
•	Fanatic Fans will be able create Press Releases announcing our partnership with the University.

Fanatic Fans has engaged the Artigue Agency a local marketing company in Phoenix, AZ to assist with the Fanatic Fans Marketing & Public Relations campaign.  Fanatic Fans will utilize the Artigue Agency in certain marketing areas that provides the best value and highest impact for creating Fanatic Fans app awareness and obtaining downloads.

The Artigue Agency, along with IMG, performed Event Marketing at every home football game of the Arizona State University Football games during September 2011– December 2011.  Fanatic Fans was positioned in front of the college football target audiences by participation in various media advertisements.

Additionally, Fanatic Fans has developed a Fanatic Fans website and Facebook application whereby individuals can access the website to view Fanatic Fans event content from the online website as well as Facebook users can access the Fanatic Fans content posted on Fanatic Fans without ever having to log out from their Facebook account.  Facebook users will be able to access live event content such as comments, pictures and videos posted by Fanatic Fans.  The Fanatic Fans Facebook app is currently available for download in the App section of Facebook.

Revenue Model

Our initial revenue model will be based on advertising.  As such, we do not anticipate any revenue for some time.  To be able to sell advertisements we will need to have a certain level of users.  If we are not able to attract sufficient users, we will not be able to sell any advertisements.

The Company also intends on generating revenue from monthly fees for businesses listing promotions inside of the application.  To be able to charge businesses a monthly fee we will need to have a certain level of users on the app.
If we are not able to attract sufficient users, we will not be able to charge a monthly fee.

Lastly, we intend to partner with one or several ticketing companies and achieve a revenue share agreement for tickets that are sold to live events through the Fanatic Fans application.  To be able to achieve a revenue share agreement we will need to have a certain level of users on the app.  If we are not able to attract sufficient users, it may be unlikely that we can achieve a revenue share agreement with any ticketing company.

Technology

The Fanatic Fans application can be used by Apple and Android Smart Phones.  The application will utilize GPS functionality built into smart phones along with existing data and Wi-Fi capabilities.

Development

The Company has developed both an iphone and Android version of Fanatic Fans and the Fanatic Fans website and Fanatic Fans Facebook Application.  We currently have a development team continuing development on new enhancements to both our iphone and Android apps and website and maintenance to the Fanatic Fans applications.

JabberMonkey.com

JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members.  JabberMonkey questions are on pertinent issues that in many instances evoke an emotional response from its members.  Many of the questions on JabberMonkey provide the individuals voting with a voice to cause an action or affect a result.

There are many emotional issues or events that occur around the world that JabberMonkey posts questions about allowing JabberMonkey members to express themselves, participate and cause an action or outcome.   One could imagine what some of these might be:

• A famous rock band might participate with JabberMonkey and allow JabberMonkey members to vote on the songs and the order the songs would be played at their next concert.

A business wants to get individuals to provide feedback and name their next product.  JabberMonkey members can vote, provide feedback about the product and name the new product.

• A famous sports athlete through a video blog asks the question “if I win the US Open Golf Tournament what charity should I donate $250,000 of the $1,000,000 prize money?”  Whichever charity has the most votes, wins and that is who will get the money.

a) American Red Cross
b) PETA
c) The Make a Wish Foundation
d) Boys and Girls Club of America
e) Breast Cancer Research Foundation

JabberMonkey members vote and provide their comments on an issue and then see instant feedback on how others are feeling about a topic or issue and view comments made by others. JabberMonkey members express themselves by answering questions, posting their own questions, text blogging, video blogging, participating in forums, creating profiles, posting videos, photos, audio files, and rate other JabberMonkey members questions and content.

JabberMonkey members are able to meet new people and make new friends.  When answering a question or participating in a group, members can meet people with similar interests and are able to become friends on JabberMonkey.  They can then communicate via messaging, chat, and video voice calling as well as sharing photos, videos and other electronic media.

JabberMonkey questions range across all categories of life, and run the gamut from serious to silly.  The categories and sub-categories will allow for targeted feedback. Categories range from Entertainment to Music and Business, etc.   Each category contains subcategories to encompass a wide range of topics and interests.

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

Calibrus’ focus has been to develop and distinguish JabberMonkey from the other social networking sites, which are very static and rely only on instant messaging and fixed web pages.  Calibrus feels it has designed a site that is easy to use and is video intensive with user friendly software for video attachment and conferencing.

JabberMonkey completed its alpha testing and moved into beta testing in December 2009.  The Beta testing ran through the end of November 2010 and the first official non-beta version of the website was released in December 2010.  We do not have the capital required to commence our marketing plan related to the website and thus do not anticipate any revenue from JabbberMonkey until we can sufficiently launch a marketing campaign.

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

This initial marketing effort will be directed at targeted groups and communities which would see the advantage of being able to communicate on their topic areas and have on-line conversations.   Such groups would be gamers, sports enthusiast, school communities, clubs and political or civic organizations.   To this end, we are reviewing the cost to advertise on radio, particularly sports radio, and on certain online sites.  As our capital for marketing is very limited, we may have to focus initially on one advertising market or focus on slow growth and word of mouth communications depending on the final development cost of the JabberMonkey site and how much capital we were able to raise.

                Revenue Model

Our initial revenue model is based on advertising.  As such, we do not anticipate any revenue for some time.  To be able to sell advertisements on our site, we will need to have a certain level of users.  If we are not able to attract sufficient users, we will not be able to sell any advertisements.

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

During our alpha development we started limited testing on the software and functionality developed to run the JabberMonkey site.  At this phase of development we had limited number of individuals, primarily our employees, testing the site and giving feedback as to its functionality. We also revised the software and tried to work out any issues found in the initial development. The beta stage of testing and development commenced in December 2009 and ran through November 2010. During the beta phase of development we expanded the number of users and continued testing and added enhancements to the functionality of the website.

Even after completing the beta phase, we could still have software and hardware development problems once the full launch of the site is made and additional users are added.  We cannot say how our software and hardware will function under the strain of a large number of users.

Currently, JabbeMonkey is not engaged in new development but we do have several developers that maintain the JabberMonkey website.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks  in connection with products and our core name.  We currently have two patent applications on file with the US Patent and Trademark Office related to our JabberMonkey social expression website.  We have two trademarks covering our name “Calibrus” and “JabberMonkey” and have also applied for a trademark covering “Fanatic Fans”.

Research and Development Costs During the Last Two Fiscal Years

For the years ended December 31, 2011 and 2010 the Company incurred Research and Development Costs of $1,472,113 and $232,327, respectively.  Research and Development expenses related to the continued development of the Company’s JabberMonkey website and its additional project Fanatic Fans.  We expect as we expand into new markets we will continue to incur additional research and development costs.

ITEM 1A.  RISK FACTORS

Calibrus’ operations are subject to a number of risks including, but not limited to:

Management’s focus will be on the development and operations of  JabberMonkey and Fanatic Fans, both of which are new businesses and we do not know if consumers will like the site or that we will be able to monetize the site to produce revenues.

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

Both Fanatic Fans and JabberMonkey, are entering a very crowded social networking marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers none of which we possess.

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

Fanatic Fans and JabberMonkey will be dependent on selling advertisements and finding other ways to monetize our users by selling add-on services.  For a social networking site or application to be able to sell advertisements, they first must attract a sufficient number of users to gain the interest of advertisers in buying ads on the sites.  It will take time and money to bring users to our site and application and there is no assurance any users will come.  These time frames along with the general state of development create additional uncertainty as to the potential success of Calibrus.  The site and application may not work as we plan and even if they do there can be no assurance any users will come, that advertisers will want to advertise or that Calibrus can monetize them.  Additionally, it will be costly to maintain the offerings and market them to attract users.

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

Calibrus’ projections do not show revenue from Fanatic Fans or JabberMonkey for some time and it will be dependent on additional capital to fund operations and continued improvements until such revenue can be generated.

Since a certain level of consumers must become users of Fanatic Fans and JabberMonkey before we can be monetized to produce revenue, management is of the belief that it will have to raise substantial more capital to reach profitability and drive users to the offerings.  With a lack of capital to execute on the marketing plans of the offerings it is unknown when and if the we will be able to attract the required number of users to successfully monetize them.  It is likely stockholders will suffer further dilution as we raise additional capital and if management cannot raise additional capital stockholders would likely lose their most, if not all, of their investment.  There is no guarantee that we could raise such future capital.

Our existing management team has no experience in operating a social networking business or any other web based business.

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

Our existing business has seen decreasing revenues

Our current revenue stream from TPV is decreasing and although management has worked to reduce expenses, we are losing money and anticipate we will continue to lose money for the foreseeable future.  We cannot project when the new product offerings will be successful or if we will be able to return to profitability.

We currently have losses from operations and will need additional capital to execute our business plan.

We had losses from operations with a loss from operations of $3,316,838 and a net loss of $6,331,971 for the year ended December 31, 2011, and we have had to rely on new and existing capital to cover the losses.  For the year ended December 31, 2011, our current assets have increased to $551,072.  As consolidation has come over the telecommunications business, our TPV business has been reduced.  We have been leveraging our technology capabilities to expand into new areas but it will take some time for the new areas to replace the loss in business from our TPV operations.  If we are not able to generate sufficient revenues, we will be forced to seek additional capital to fund potential shortfalls.  There can be no assurance that we will be able to raise additional capital or that we will be able to raise capital on terms that are favorable to Calibrus and current stockholders.

If we are not able to stop our losses or successfully expand into new areas, we may be forced to terminate operations.

With revenues from our main business, TPV, being reduced as a result of consolidation in the telecommunications’ industry, we have had to look to expand into new areas.  Our TPV revenue has seen year over year declines from a high of approximately $11,300,000 in 2003 to revenues of approximately $3,563,265 in 2011.  There was a reduction of approximately $182,611 from  revenues from 2010 to 2011.  If our expansion efforts with JabberMonkey or Fanatic Fans do not prove successful, our ability to stay in operation is questionable.  We have already reduced our expenses related to TPV to be able to make a profit for this segement at anticipated revenue levels.  Even with the reduced expenses, we still operate at a net loss.  Our future success will depend, to a great extent, on the success of JabberMonkey or Fanatic Fans.  Since we have not began to the marketing of JabberMonkey or Fanatic Fans, prospective investors will not be able to rely on an operating history when evaluating our potential.  If our expansion efforts do not prove successful, it is likely we would only be able to operate the TPV segement of the business at a small profit.

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

Currently, a substantial part of our revenue sources come from our TPV business related to telecommunications.  As the telecommunication business has consolidated, we have  seen a reduction in revenue.  If this market segment continues to consolidate, we could see a further reduction in the TPV revenue from telecommunications.  Although we have moved to expand our product offerings, it will take time for our new offerings to gain acceptance in the marketplace and there can be no assurances that the new product offerings will prove successful.  Accordingly, it is possible, we could see further reduction in business and increased losses if the TPV business is reduced further.

Almost 83% of our revenues are derived from three customers and the loss of any of these customers would have a material adverse effect on our business, operations and financial condition.
Currently, almost 83% of our revenues are derived from AT&T Communications, Cox Communications and Frontier Communications.  For the year ended December 31, 2011 AT&T Communications accounted for 50.6% of our revenue, Cox Communications accounted for 16.7% of our revenues and Frontier Communications accounted for 15.0% of our revenues.  For 2010 AT&T Communications accounted for 68% of our revenue, Cox Communications accounted for 16.6% of our revenues and Frontier Communications accounted for 1.5%.  It is unlikely we could replace any these customers  in the short term and may not have the resources to survive long enough to add additional product offerings without the ongoing revenue from these customers.

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

We plan to expand our operations by aggressively marketing JabberMonkey and Fanatic Fans, which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively.  Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.  We do not currently have the required capital to market either of the offerings.

We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We have been experiencing losses, with a net loss of $6,331,971 and $128,263 for the years ended December 31, 2011 and 2010, respectively. These losses are the result of consolidation in the telecommunication business and our continuing research and development expenses related to new business lines as well as expenses related to the Company’s conversion of its debt to equity.  We are actively diversifying our product offerings to adjust to changes in our customers and the telecommunications’ industry.  We had negative working capital of $824,196 at December 31, 2011. Given our limited working capital, if we were to lose existing customers, it could further hurt our ability to continue in business.  It is likely we will have to seek additional capital in the future as we seek to expand our product offerings.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders will incur substantial and immediate dilution.

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

We have not and do not intend to pay dividends in the foreseeable future.

Calibrus has not paid, and does not plan to pay, dividends in the foreseeable future, even if it were profitable. Earnings, if any, are expected to be used to expand operations, for research and development and for general corporate purposes, rather than to make distributions to stockholders.

Shares which may be available for resale could have a depressive affect on our stock price if we were to become listed on an exchange or market.

Calibrus has previously issued shares of Common Stock that constitute “restricted securities” as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts six months after their acquisition. Sales of these restricted securities under Rule 144 or otherwise by current stockholders of Calibrus could have a depressive effect on any trading market for Common Stock that may exist now or develop in the future.

It is likely, even if our common stock becomes listed on an exchange or market, that it would be subject to the “penny stock” rules limiting the ability of prospective investors to purchase our shares creating potential liquidity issues for our stockholders.

Calibrus’ Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell Calibrus’ securities and also may affect the ability of persons now owning or subsequently acquiring Calibrus’ securities to resell such securities in any trading market that may develop.

We may issue additional shares of our common or preferred stock which potentially could have a dilutive effect on current stockholders.

Calibrus currently has authorized 45,000,000 shares of Common Stock of which 13,808,580 shares are issued and outstanding. The board of directors has authority, without action by or vote of Calibrus’ stockholders to issue all or part of the authorized but unissued shares. It is likely that Calibrus will seek additional equity capital in the future as it develops and markets additional products. Any issuance of additional shares of Common Stock will dilute the percentage ownership interest of stockholders and may further dilute the book value of Calibrus shares.

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

For all of the foregoing reasons and others set forth herein, an investment in these securities involves a high degree of risk.

Employees

As of March 31, 2012, we had 61 full-time employees and 18 part-time employees.

Offices

Our offices are located at 1225 West Washington Street, Tempe, Arizona 85281 where we lease approximately 7,767 square feet.  Our lease runs through October 31, 2015 at a lease rate of approximately $19 per square foot, including common area charges, for an annual lease amount of approximately $140,000, or approximately $12,000 per month.  Management believes our current lease will serve current and future expansion plans through its term.

ITEM 2. PROPERTIES

Our offices are located at 1225 West Washington Street, Tempe, Arizona 85281 where we lease approximately 7,767 square feet.  Our lease runs through October 31, 2015, at a lease rate of approximately $19 per square foot, including common area charges, for an annual lease amount of approximately $140,000 or approximately $12,000 per month.  Management believes our current lease will serve current and future expansion plans through the term of our lease.

ITEM 3. LEGAL PROCEEDINGS

On September 13, 2010,  a former employee filed a lawsuit in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2010-027027) against the Company.  The complaint was hand-written and did not itemize the specific legal claims, but could include (1) discrimination (no statute identified), (2) failure to pay minimum wage or overtime (no statute identified), (3) retaliation, (4) assault, and (5) intentional infliction of emotional distress.  On May 22, 2011 the suit was dismissed with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Calibrus’ common stock is quoted on OTC Bulletin Board, under the symbol “CALB.” Our common stock is traded on the OTCBB but has had limited trading activity.  Since our stock was included in the OTC Bulletin Board in December 2009, but was not eligible for trading until February 2010.  The first trades in the Company’s common stock did not occur until April 2010.

Quarter Ended	High Bid	Low Bid
March 31, 2010	*	*
June 30, 2010	$1.01	$0.45
September 30, 2010	$0.75	$0.51
December 31, 2010	$0.54	$0.30
March 31, 2011	$0.45	$0.30
June 30, 2011	$0.55	$0.30
September 30, 2011	$0.32	$0.20
December 31, 2011	$0.45	$0.15

At April 4, 2012, the bid and asked price for the Company's Common Stock was $0.15 and $0.20, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, Calibrus has not paid any dividends on shares of common stock, and Calibrus does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2011, we had approximately 140 shareholders of record.  As of December 31, 2011, Calibrus had 13,808,580 shares of our common stock issued and outstanding. At April 4, 2011, Calibrus had 13,808,580 shares of its common stock issued and outstanding.

Possible Sale of Common Stock Pursuant to Rule 144

Calibrus has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  Except for 1,200,000 shares of Calibrus’ common stock issued in 2011, all of Calibrus issued 13,808,580 shares would meet the time test of Rule 144 and potentially be available for resale.  With the number of shares potentially becoming available for resale, there could be a depressive effect on any market that may develop for Calibrus’ common stock.

Reports to Shareholders

This report will be available over the internet at the Securities and Exchange Commission website www.sec.gov.

Recent Sales of Unregistered Securities

We issued options to our advisory board members during the year ended December 31, 2011 and, accordingly, we believe all issuances are exempt from the registration provisions of the Securities Act of 1933.   We issued a total of 500,000 options in 2011.

On January 31, 2011, the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On February 16, 2011, the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by an existing shareholder.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On July 6, 2011, the Company issued 37,500 shares of its Common Stock in payment of services.

Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total proceeds of $1,575,000.  Each convertible debenture was convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant entitles the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants are only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.  As of April 4, 2012 a total of 777,500 warrants related to the units remain outstanding with 770,000 being currently exercisable.

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and such conversion price was only valid through October 31, 2011.  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  The Company converted a total of $1,540,000 in principal amounts of the convertible debentures in addition to $204,120 in accrued interest related to the debentures.  This resulted in the issuance of 6,976,480 shares of the Company’s common stock.  Following the conversion the Company had $25,000 in principal amount debentures outstanding of which $15,000 remains as of April 12, 2012.

On October 31, 2011 the Company issued an additional 102,088 warrants to those debenture holders who converted.  One warrant was issued for each $2.00 in accrued interest at October 31, 2011.  The warrants have a three year term and have an exercise price of $.325 per share.

On August 29, 2011 the warrant exercise price related to the Company’s convertible debentures was reset from $1.95 to $.325 per share.  Only those debenture holders who converted are affected by the exercise rate change.

Securities Authorized for Issuance under Equity Compensation Plans
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,244,167	$1.03	2,605,833
Total	2,244,167	$1.03	2,605,833

The Company also has 500,000 options issued outside of the compensation plans with a weighted average exercise price of $.25.  These options have a three-year term.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information
We had revenues of $3,563,265 and a net loss of ($6,331,971) for the year ended December 31, 2011.  At December 31, 2011, we had cash and cash equivalents of $11,065 and negative working capital of ($824,196), which represented an increase in working capital of $868,567 from the amount reported at December 31, 2010, of ($1,692,763).

The following table shows selected summarized financial data for Calibrus at the dates and for the periods indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues	$3,563,265	$3,745,876
Cost of Revenues	1,293,801	1,334,272
Research and Development	1,472,113	232,327
General and Administrative Expenses	2,356,291	2,195,023
Impairment Expense	1,757,898	-
Net Loss	(6,331,971)	(128,263)
Basic and Diluted Loss per Share	(0.79)	(0.02)
Basic and Diluted Weighted Average Number of Shares Outstanding	7,978,820	6,794,600

BALANCE SHEET DATA:
	December 31, 2010	December 31, 2010
Total Current Assets	$551,072	$400,642
Total Assets	620,786	3,152,453
Total Current Liabilities	1,375,268	2,093,405
Working Capital	(824,196)	(1,692,763)
Stockholders’ Equity (Deficit)	(754,482)	1,059,048

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; our ability to repay our debt obligations; changes in government regulations; availability of management and other key personnel; our ability to raise additional capital and the availability and terms of such capital, if available; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Calibrus believes there have been no significant changes to accounting policies and estimates made during the year ended December 31, 2011.  Calibrus believes that the following represents Calibrus’ most critical accounting policies.

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

The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent.  The Company is not currently operating any outbound calling campaigns.

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

The Company capitalizes certain software costs in accordance with FASB ASC 350 40 Internal-Use Software.  The JabberMonkey website was under development through November 2010 and reached availability for general commercial use in December 2010.  Capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the year ended December 31, 2011 was $917,164.

On December 31, 2011 the Company reviewed the carrying value of its capitalized software development and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at this time.  The Company recorded impairment expense of $1,757,898 related to this impairment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Party Verification market size has been shrinking over the last four (4) years.  Calibrus’ business has been severely impacted by industry consolidation and increased competition.  The telecommunications industry has been experiencing consolidation between the major Incumbent Local Exchange Carriers (ILEC). Over the past decade the major telecommunications players have been Verizon, SBC Communications, BellSouth Communications, AT&T, Sprint, MCI, Adelphia Communications and Qwest Communications.  In the past three years SBC Communications acquired AT&T and Bellsouth Communications.  CenturyLink and Qwest have merged.  Adelphia Communications and MCI are no longer in business.  The remaining players are Verizon, AT&T, Sprint and Frontier.  The result is that the number of potential Calibrus ILEC/ TPV customers has declined and may shrink even further over the next several years, reducing the overall TPV market size even further.

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

Our contract with AT&T expired on December 31, 2009.  We signed two short-term contract extensions with modified pricing through March 2010.  On April 8, 2010 the Company signed a new contract with AT&T.  The contract sets forth our pricing terms and provides the conditions on which we are to provide service to AT&T including that our services are deemed performed when provided.  AT&T renewed the contract for a one year period in 2011.  The renewal included a 2.5% pricing discount per the terms of the original contract signed in 2010.   The Company also signed a new contract with Frontier Communications in May of 2011 which was done in conjunction with Frontier’s acquisition of 13 Verizon state landline operations.

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

The Company did generate positive cash flow from the TPV and hosted call recording operations for the year ended December 31, 2011.

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

With the launch of JabberMonkey in 2010 and Fanatic Fans in 2011 we will begin to focus more time and capital on the social networking side of our operations and ancillary offerings related to software development and marketing related to social networking.  We believe this will take an increasing amount of our management time and financial resources, but believe it offers long term opportunities that the Hosted Business Solutions does not offer.

The Company has no acquisition plans at this time.

Results of Operations

December 31, 2011

For the year ended December 31, 2011, we had revenues of $3,563,265 compared to revenues of $3,745,876 for the year ended December 31, 2010, a decrease of 4.87%.  The reduction in revenues is the result of less third party verification work available as the telecommunication industry continued to consolidate and our overall call volumes continue to decline.  Year over year call volumes related to our largest 5 customers decreased by 2.01% from 2010 to 2011.  Since we currently represent some of the largest telecommunication companies, we do not believe we will see a significant increase in revenues from this source.  Accordingly, we are actively expanding our product offerings to leverage our core technology and capabilities to cover other needs of businesses.  Since these efforts to expand our products and services have only recently begun, we cannot say if we will be successful in bringing in additional revenues.

Over the last two years we have been successful at reducing our core operating expenses to better match our current revenue stream and signed new contracts or contract extensions with existing customers that provide for higher pricing as discussed above.  As such, out cost of revenues, as a percentage of sales have remained consistent at 36% over the last two years.  Research and development expense for the year ended December 31, 2011 was $1,472,113 as compared to $232,327 for the year ended December 31, 2010.  This increase was the result of the Company capitalizing costs related to the development of its JabberMonkey.com website through November of 2010.  Substantially, all research and development expenses in 2011 related directly to the Fanatic Fans mobile application.  General and administrative expenses for 2011 remained largely flat when compared to 2010.  On December 31, 2011 the Company reviewed the carrying value of its capitalized software development and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at this time.  The Company recorded impairment expense of $1,757,898 related to this impairment. Interest expense for the year was significantly higher, primarily due to increased interest related to the Company’s convertible debentures and the inclusion of $2,735,189 in conversion expense related to the conversion of the debentures.  The Company will likely see large reductions in interest expense for the year ended December 31, 2012 as the Company reduced its debt as a result of the conversion of $1,540,000 of debt to equity.

The Company had negative cash-flow from operations of approximately $1,033,172 for the year ended December 31, 2011. With the exception of research and development expenses related to Fanatic Fans, the Company would have generated positive cash flow from operations for the year ended December 31, 2011 of approximately $439,000 (unaudited).  This is indicative of the Company’s success in stabilizing the TPV business even given the downturn in volumes and revenues through increased pricing and higher volumes of IVR services.  The Company believes that it is in a position to dramatically reduce or eliminate its R&D expenses and cash flows attributable to its social networking projects at any time and operate in a cash flow positive state if needed.

Seasonality and Cyclicality
We do not believe our business is cyclical.

Liquidity and Capital Resources

As of December 31, 2011 we had cash on hand of $11,065  and negative working capital of $824,196 with current assets of $551,072 and current liabilities of $1,375,268.

Our working capital as of December 31, 2011, decreased from negative working capital of $1,692,763 at December 31, 2010, largely as a result of conversion of existing debt to equity.  However, the Company continued to invest resources into the development of our social networking product offerings.   We have been working to reduce our dependence on third party verification revenues by expanding our product offerings and generating alternative revenue sources. This expansion has increased our usage of capital.  From December 31, 2011 through April 4, 2012 the Company has received an additional $45,000 in short-term advances from the Company’s CEO.

The Company believes it is in a position to dramatically reduce or eliminate expenditures related to its JabberMonkey website and Fanatic Fans mobile application if the need arises or the Company is not able to raise additional capital to fund these projects.    Research and development expense related to the projects for the year ended December 31, 2011 totaled $1,472,113.  With the exception this expense, the Company would have generated  positive proforma cash flow of approximately $439,000 (unaudited).

Although we have been expanding our product offerings, which have increased our need for capital, we have also reduced our long term expenses by reducing the amount of rentable square feet in our current location.  We were also able to reduce expenses through a reduction in our workforce.  We are hopeful these changes along with our new product offerings, which are not as labor intensive, will allow us to return to profitability, but can offer no assurances in this regard.

As we try to expand our product offerings, we will need to seek additional capital.  As of April 4, 2012, we believe we have sufficient capital to fund operations for the next 12 months based on our current cashflow from operations and management’s expectation of its ability to raise additional capital and reduce expenses related to our social networking projects.  Management intends to raise additional capital either through an equity or debt placement to help expand our marketing efforts and to be able to aggressively market our new product offerings, including JabberMonkey and Fanatic Fans.  We have estimated our capital needs based on the potential revenues from existing clients and our current burn rate over the previous months as we continue to investment money in the development of our social networking projects.   Our monthly burn rate is averaging $50,000 beyond our cash receipts as of April 4, 2012.  We have been able to fund these negative amounts through cash flows from our existing core business and through the financing of $1,575,000 via the issuance of Debentures through October 31, 2011.  The Company has received an additional $45,000 short-term advance from its CEO through April 4, 2012.  We anticipate that expenditures related to the development of JabberMonkey and Fanatic Fans will be further reduced and focus more on maintenance and improvements to the developed product as well.  However, we will need to increase expenditures in marketing to successfully attract users to both products.   Our revenue figures may not come to fruition given the current economic conditions in the United States and the world in general.  If we have revenue short falls, we may have to reevaluate our ability to survive unless we have additional revenue sources on line.  This may cause us to curtail or cease development and marketing expenditures related to our social networking projects. There can be no guarantee our new products will increase revenues or that we can achieve profitability before our assets are depleted.

We estimate we will need an additional $1,000,000 in capital to cover our ongoing expenses and to successfully market our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products.  Our estimates assume that prior discussions with interested potential customers will lead to sales and that we will be able to maintain current revenue figures and gross profit margins, although we can offer no assurances in this regard.  With the current economic conditions, both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent registered public accounting firm with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Name	Age	Positions

Jeff W. Holmes	58	CEO, Director
Greg Holmes	48	President
Kirk Blosch	57	Director
Charles House	71	Director
Christian J. Hoffmann, III	64	Director
Michael Myers	43	Director
Kevin Asher	36	CFO
Tom Harker	38	CTO

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

Charles House – Director.  Mr. House has served as Chancellor of Cogswell College in Sunnyvale, CA since July 2011.  Mr. House was Executive Director for Media X at Stanford University, as well as Senior Research Scholar in the H-STAR (Human Science and Technologies Advanced Research) Division between November, 2006 and July, 2011.  Before joining Stanford, he was at Intel Corporation, as co-founding Director of their Research Collaboratory in 2003. He joined Intel when they bought Dialogic Corporation in 1999 where House headed Corporate Engineering.  From 1995 to 1997, House was President of Spectron Microsystems, a wholly-owned subsidiary of Dialogic that was sold to Texas Instruments.  Prior, House was President of the Vista Division of Veritas Software (1993-1995), and the R&D Vice President for Informix (1991-1993) after many years in a variety of roles for Hewlett-Packard (1962-1991).  House is an IEEE Fellow and ACM Fellow, a past President of ACM, and chair for many years of the Information Council for CSSP in Washington D.C.  He holds numerous technology awards for his work, including the Computer Hall of Fame, the Entrepreneur’s Hall of Fame, and the Smithsonian “Wizards of Computing”.  The Company believes that Mr. House’s broad technical expertise and experience qualify him to serve as a director

Michael Myers – Director.  Mr. Myers became a Director in November 2010 and is a consultant with Local Matters, Inc. in Denver, Colorado.  Additionally, Mr. Myers has been an adjunct professor at University of Denver’s Daniels College of Business since 2009, where he teaches MBA courses on information technology strategy.  From 2008 through 2010, Mr. Myers worked for Ontargetjobs, Inc. as a manger and business analyst.  From 2006 through 2008, Mr. Myers worked for Freshcurrent, Inc. as vice president of strategic marketing.  From 2004 through 2005, Mr. Myers worked for Spiremedia, Inc. as vice president of professional services and from 1998 through 2004, Mr. Myers was operations manager for Experian eMarketing Solutions, Inc.  Mr. Myers has an MBA from the Daniels College of Business of the University of Denver and a Bachelor of Science from the University of Colorado.  The Company believes that Mr. Myers’ broad technical expertise and experience qualify him to serve as a director.

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

Board of Directors Independence

The Board of Directors is currently comprised of five members, three of which are independent and two that are not.  Christian J. Hoffmann, Charles House and Michael Myers are considered independent members of the Board and Kirk Blosch and Jeff Holmes are not considered independent.

Board Meetings and Committees and Annual Meeting Attendance
The Board of Directors is currently comprised of five members, two of which are independent and two that are not.  Christian J. Hoffmann, Charles House and Michael Myers are considered independent members of the Board and Kirk Blosch and Jeff Holmes are not considered independent.

Audit Committee

The Audit Committee of the board of directors is made up of Christian J. Hoffmann, Charles House and Kirk Blosch.  Kirk Blosch is the Chairman of the Audit Committee.  The Board determined that Mr. Hoffmann qualifies as an “audit committee financial expert” as defined under the rules and regulations of the Securities and Exchange Commission and is independent.  The Audit Committee met four times in 2011 and all members were present.  The Audit Committee of the Board’s responsibility to oversee management’s conduct of the corporation’s financial reporting process, the financial reports and other financial information provided by the corporation to the Securities and Exchange Commission and the public, the Corporation’s system of internal accounting and financial controls, and the annual independent audit of the Corporation’s financial statements.   Members of the Committee are reelected annually.

Compensation Committee

The Compensation Committee of the Board of Director’s is made up of Christian J. Hoffmann and Kirk Blosch, who is Chairman of the Committee.  Members are reelected on an annual basis by the Board.  The Committee reviews annually compensation related to key employees and Officers of the Company.  The Compensation Committee met two times in 2011 and all members were present.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Calibrus’ chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2011 (collectively referred to as the "Named Executives").  No other executive officer serving during 2011 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Jeff W. Holmes, CEO	12/31/2011	$79,250	$0	$0	$0	$0	$0	$4,363	$83,613
	12/31/2010	$194,593	$0	$0	$27,000	$0	$0	$4,054	$225,647
Greg W. Holmes, President	12/31/2011	$54,163	$0	$0	$0	$0	$0	$4,393	$58,556
	12/31/2010	$131,201	$0	$0	$20,250	$0	$0	$4,120	$155,571
Thomas Harker, CTO	12/31/2011	$102,400	$0	$0	$0	$0	$0	$4,460	$106,860
	12/31/2010	$123,290	$0	$0	$7,125	$0	$0	$4,123	$134,538
Kevin J. Asher, CFO	12/31/2011	$100,000	$0	$0	$0	$0	$0	$4,372	$104,372
	12/31/2010	$126,250	$0	$0	$13,500	$0	$0	$4,120	$143,870

 (1) The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 915,000 options as of April 4, 2012, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock and has granted 1,329,167 as of April 4, 2012, all with an exercise price of $1.00.  The maximum term of the options is five years and they vest at various times according to the Option Agreements.  All forfeited and expired options are added back into the plan and become immediately available for issuance.

(2) The amounts shown include Company-paid portion of health insurance for the fiscal years ended 2011 and 2010.

Outstanding Equity Awards At Fiscal Year-End
	Stock Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeff W. Holmes	70,000	-	-	$1.00	12/17/2013	-	-	-	-
CEO	300,000	-	-	$1.00	9/10/2015	-	-	-	-
Greg W. Holmes	50,000	-	-	$1.00	12/17/2013	-	-	-	-
President	225,000	-	-	$1.00	9/10/2015	-	-	-	-
Tom Harker	50,000	-	-	$1.00	12/17/2013	-	-	-	-
CTO	79,167	-	-	$1.00	9/10/2015	-	-	-	-
Kevin Asher	50,000	-	-	$1.00	11/18/2013	-	-	-	-
CFO	25,000	-	-	$1.00	12/17/2013	-	-	-	-
	150,000	-	-	$1.00	9/10/2015	-	-	-	-

Compensation of Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kirk Blosch (2)	12/31/2011	-	-	$0	-	-	-	-
	12/31/2010	-	-	$13,050	-	-	-	13,050
Charles House (2)	12/31/2011	-	-	$0	-	-	-	-
	12/31/2010	-	-	$13,050	-	-	-	13,050
Christian J. Hoffmann, III (2)	12/31/2011	-	-	$0	-	-	-	-
	12/31/2010	-	-	$17,550	-	-	-	17,550
Michael Myers (2)	12/31/2011	-	-	$0	-	-	-	-
	12/31/2010	-	-	$2,250	-	-	-	2,250

(1) This column represents the aggregate grant date fair value of the awards granted in 2011 and 2010, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of  FASB ASC 718 Share-based Payments.  For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, expected term and forfeitures. Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures. For further information on these calculations, please refer to the notes to our financial statements, Notes 1 and 12 included in Item 8 of this Form 10-K.

(2)  As of December 31, 2011, Kirk Blosch had 280,000 options outstanding, Charles House had 280,000 options outstanding, Christian J. Hoffmann, III had 330,000 options outstanding and Michael Myers had 25,000 options outstanding.  No director had any stock awards outstanding.

Option/SAR Grants in Last Fiscal Year

In fiscal 2011 no options were granted.  In fiscal 2010, 984,167 options were granted out of Calibrus’ Incentive Option Plan and 510,000 options were granted out of the Non-Qualified Option Plan.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 915,000 as of April 4, 2012, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock and has granted 1,329,167 as of April 4, 2012, all with an exercise price of $1.00.  The maximum term of the options is five years and they vest at various times according to the Option Agreements.  All forfeited and expired options are added back into the plan and become immediately available for issuance.

The Company also issued a total of 500,000 options outside of the existing plans to members of the Company’s Advisory Board.  The Options were issued on December 31, 2011 and have a term of three years and an exercise price of $.25.

Stock Option Exercise

In fiscal 2011, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2011 or 2010.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  For 2011, no Directors received compensation.   For 2010 each director received options during the year with Kirk Blosch and Charles House each receiving 145,000 options, Christian J. Hoffmann, III receiving 195,000 options and Michael Myers receiving 25,000 options.  No other compensation arrangements exist between Calibrus and our Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Calibrus has agreements with all officers and those employees identified herein as key employees. All of our agreements contain language assigning all inventions over to Calibrus, they also contain non-compete agreements. Additionally, on termination, if not for cause and Calibrus is cash flow and earnings positive, our officers and key employees will receive up to three months salary as severance. On a change of control of Calibrus, which results in termination of the officer or key employee and Calibrus is cash flow positive and has positive earnings per share at the time of the change of control, the officer or key employee will receive a three months salary as severance based on the officers or employees’ current salary. Employment contracts are entered into for two, three or four year periods with automatic two, three or four one year extensions depending on the officer or key employee. Except for terms and salary, all of our employment contracts contain the same material terms. A summary of the officers’ employment contracts are below:

Employee	Beginning Date	Annual Salary
Jeff W. Holmes	1/1/2005	$220,000
Greg W. Holmes	1/1/2005	$150,000
Kevin J. Asher	2/5/2008	$130,000
Tom Harker	1/10/2007	$140,000
Michael Brande	1/10/2007	$105,000
Michael Rae	1/10/2007	$90,000
Kelly Robinson	6/28/2004	$90,000

During the years ended December 31, 2011 and 2010, each of the employees listed above took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.

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

The compensation policies utilized by the Board of Directors are intended to enable Calibrus to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended December 31, 2011, Calibrus’ chief executive officer was Jeff W. Holmes, our President was Greg W. Holmes and Kevin J. Asher was CFO.

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

During the year ended December 31, 2011 each of the Company’s executives took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.

Option Plans

Calibrus has 4,850,000 shares reserved for issuance under stock option plans with 2,244,167 stock options issued and outstanding.  The board of directors has the authority to issue the options at their sole discretion.

The Company has adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 915,000 as of April 4, 2012, at exercise prices ranging from $1.00 to $1.52. The maximum term of the options is five years, and they vest at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may grant options for up to 2,000,000 shares of common stock and has granted 1,329,167 as of April 4, 2012, all with an exercise price of $1.00.  The maximum term of the options is five years and they vest at various times according to the Option Agreements.  All forfeited and expired options are added back into the plan and become immediately available for issuance.

The Company also issued a total of 500,000 options outside of the existing plans to members of the Company’s Advisory Board.  The Options were issued on December 31, 2011 and have a term of three years and an exercise price of $.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 12, 2012, with respect to the beneficial ownership of Calibrus’ Common Stock by each director of Calibrus and each person known by Calibrus to be the beneficial owner of more than 5% of Calibrus’ outstanding shares of Common Stock.  At December 31, 2011 and April 12, 2012, there were 13,808,580 shares of common stock outstanding.

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

All percentages are calculated based upon a total number of 13,808,580 shares of common stock outstanding as of  April 4, 2012, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Jeff W. Holmes 1225 West Washington Street Suite 213 Tempe, Arizona 85281	2,407,064	16.85%
Common	Kirk Blosch 2081 S. Lakeline Drive Salt Lake City, Utah 84109	1,675,334	11.89%
Common	Christian J. Hoffmann, III (4) 1225 W. Washington Street Suite 213 Tempe, Arizona 85281	430,000	3.04%
	Directors
Common	Jeff W. Holmes (1)	-----See above-----
Common	Kirk Blosch (2)	-----See above-----
Common	Charles House (3)	280,000	1.99%
Common	Christian J. Hoffmann, III (4)	-----See above-----
Common	Michael Myers (5)	25,000	0.18%
Common	All Officers and Director as a Group (five persons)	4,817,398	31.65%

(1) Shares include 370,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Shares also include 50,000 warrants issued to Mr. Holmes which are now exercisable at $.50 per share.  Shares also include 437,093 shares and 54,637 warrants issued to Scottsdale Equity Growth Fund, LLC in which Mr. Holmes is the Managing Member, which are exercisable now at $.325 per share.   Mr. Holmes owns 1,495,334 shares exclusive of the options.  In calculating Mr. Holmes’ percentage the 370,000 shares issuable upon exercise of options and 104,637 shares issuable upon exercise of warrants has been added to the 13,808,580 shares currently outstanding.

(2) Shares include 280,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. Blosch owns 1,395,334 shares exclusive of the options.  In calculating Mr. Blosch’s percentage, the 280,000 shares issuable upon exercise of options have been added to the 13,808,580 shares currently outstanding.

(3) Shares include 280,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Mr. House owns no shares.  The shares shown are the options he can exercise.  In calculating Mr. House’s percentage, the 280,000 shares issuable upon exercise of options have been added to the 13,808,580 shares currently outstanding.

(4) Shares include 330,000 stock options which are exercisable now at prices ranging from $1.00 to $1.52.  Shares also include 25,000 warrants that are immediately exercisable at $.50 per share. Hoffmann owns 75,000 shares exclusive of the options.  In calculating Mr. Hoffmann’s percentage, the 355,000 shares issuable upon exercise of the options and warrants have been added to the 13,808,580 shares currently outstanding.

(5) Shares include 25,000 stock options which are exercisable now at $1.00.  Mr. Myers owns no shares.  The shares shown are the options he can exercise.  In calculating Mr. Myers’ percentage, the 25,000 shares issuable upon exercise of the options have been added to the 13,808,580 shares currently outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,244,167	$1.03	2,605,883
Total	2,244,167	$1.03	2,605,883

The Company also has 500,000 options issued outside of the compensation plans with a weighted average exercise price of $.25.  These options have a three-year term.

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

On August 19, 2011, the Company issued a promissory note in the principal amount of $200,000 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The terms of the note is 6 months with a stated interest of 12% per annum and an effective interest rate of 71.78%, with discount, with interest due monthly.  The Company received gross proceeds from the note of $150,000 with $50,000 being retained by Mr. Holmes as an origination fee.  The $50,000 note discount is being amortized over the life of the loan or at the rate of $8,333 per month.

As of December 31, 2011 the Company had received a $32,400 short term advance from its CEO.

As of December 31, 2011 the Company had received a $57,000 short-term advance from the mother of the CEO and President.

As of December 31, 2011 the Company had received a $20,000 short-term advance from its President.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our  independent registered public accounting firm for the audit of our annual financial statements and review of our quarterly financial statements is approximately $55,000 and $40,000 for each of the years ending December 31, 2011 and 2010.
2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $2,800 and $2,800.
4) Other. $0 and $0
5) Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2011 and 2010 were pre-approved by the Audit Committee.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2011 and December 31, 2010
Statements of Operations - Years ended December 31, 2011 and 2010
Statements of Changes in Stockholders' Equity – Years ended December 31, 2011 and 2010
Statements of Cash Flows – Years ended December 31, 2011 and 2010
Notes to Financial Statements – Years ended December 31, 2011 and 2010

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

	SEC
Exhibit	Reference
No.	No.	Title of Document	Location

3(i)	3.01	Articles of Incorporation of Calibrus	Incorporated by
			Reference*

3(ii)	3.02	Amendment to Articles of Incorporation Calibrus-Name Change	Incorporated by
			Reference*

3(iii)	3.03	Bylaws of Calibrus	Incorporated by
			Reference*

4	4.01	Specimen Stock Certificate	Incorporated by
			Reference*

10	10.01	Lease Agreement – Paragon	Incorporated by
			Reference*

10	10.02	AT&T Services, Inc.-Agreement	Confidentiality

10	10.03	Magnet Warrant	Incorporated by
			Reference*

10	10.04	Employment Agreement-Jeff Holmes	Incorporated by
			Reference*

10	10.05	Employment Agreement-Greg Holmes	Incorporated by
			Reference*

10	10.06	Employment Agreement-Kevin Asher	Incorporated by
			Reference*

10	10.07	Incentive Stock Option Plan	Incorporated by
			Reference*

10	10.08	Non-Qualified Stock Option Plan	Incorporated by
			Reference*

10	10.09	Form of Options	Incorporated by
			Reference*

10	10.1	MeoMyo, LLC Development Contract	Incorporated by
			Reference*

10	10.11	Form of Convertible Debenture	Incorporated by
			Reference*

10	10.12	Form of Warrant	Incorporated by
			Reference*

14	14.01	Code of Ethics	Incorporated by
			Reference*

31	31.01	CEO certification	This Filing

31	31.02	CFO certification	This Filing

32	32.01	CEO and CFO certification	This Filing

* Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53548.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

By:	/s/	Date: April 16, 2012
Jeff W. Holmes, CEO

By:	/s/	Date: April 16, 2012
Kevin J. Asher, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/	Director, CEO	April 16, 2012
Jeff W. Holmes

/s/	Director	April 16, 2012
Kirk Blosch

/s/	Director	April 16, 2012
Christian Hoffmann, III

/s/	Director	April 16, 2012
Charles House

/s/	Director	April 16, 2012
Michael Myers

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Calibrus, Inc.

We have audited the accompanying balance sheets of Calibrus, Inc. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibrus, Inc. at December 31, 2011 and 2010, and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona

April 16, 2012

CALIBRUS, INC.
BALANCE SHEETS
December 31, 2011 and 2010
ASSETS
	2011	2010
Current Assets
Cash and cash equivalents	$11,065	$21,519
Accounts receivable - trade, net	526,413	372,990
Prepaid expenses	13,094	6,133
Deferred financing fees	500	-

Total Current Assets	551,072	400,642

Property and equipment, net	41,065	47,357
Software development, net	-	2,675,062
Deposits	28,649	29,392

Total Assets	$620,786	$3,152,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable - current portion	$10,000	$605,000
Convertible related party notes payable - current portion	15,000	405,000
Note payable - current portion	50,000	-
Related party note payable, net of discount - current portion	367,733	-
Due to factor	238,966	132,729
Accounts payable - trade	476,699	684,570
Accrued liabilities	216,870	266,106

Total Current Liabilities	1,375,268	2,093,405

Total Liabilities	1,375,268	2,093,405

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
13,808,580 and 6,794,600 shares issued and outstanding	13,809	6,795
Additional paid-in capital	9,277,185	4,765,758
Accumulated deficit	(10,045,476)	(3,713,505)

Total Stockholders' Equity (Deficit)	(754,482)	1,059,048

Total Liabilities and Stockholders' Equity (Deficit)	$620,786	$3,152,453

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2011 and 2010
	2011	2010

Revenues	$3,563,265	$3,745,876

Cost of revenues	1,293,801	1,334,272

Gross profit	2,269,464	2,411,604

General and administrative expenses	2,356,291	2,195,023
Impairment expense	1,757,898	-
Research and development	1,472,113	232,327

Loss from Operations	(3,316,838)	(15,746)

Other Income (Expense):
Interest income	23	591
Interest expense	(3,015,156)	(113,108)

	(3,015,133)	(112,517)

Loss before income taxes	(6,331,971)	(128,263)

Income tax benefit (expense) - deferred	-	-

Net Loss	$(6,331,971)	$(128,263)

Loss per Common Share:
Basic and Diluted	$(0.79)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	7,978,820	6,794,600

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2009	6,794,600	$6,795	$4,640,812	$(3,585,242)	$1,062,365

Warrants issued for services	-	-	426	-	426

Stock based compensation	-	-	124,520	-	124,520

Net loss for the year ended
December 31, 2010	-	-	-	(128,263)	(128,263)

Balance at December 31, 2010	6,794,600	6,795	4,765,758	(3,713,505)	1,059,048

Warrants issued with bridge loans	-	-	3,316	-	3,316

Convertible debt warrants	-	-	104,821	-	104,821

Warrants issued with debt conversion	-	-	14,191	-	14,191

Stock issued upon conversion of debt and interest	6,976,480	6,976	1,737,144	-	1,744,120

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT) (CONTINUED)
For The Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Conversion expense	-	-	2,616,177	-	2,616,177

Stock issued for services	37,500	38	14,962	-	15,000

Stock based compensation	-	-	20,816	-	20,816

Net loss for the year ended
December 31, 2011	-	-	-	(6,331,971)	(6,331,971)

Balance at December 31, 2011	13,808,580	$13,809	$9,277,185	$(10,045,476)	$(754,482)

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2011 and 2010

	2011	2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(6,331,971)	$(128,263)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	946,375	132,388
Amortization of financing costs	2,816	-
Amortization of debt discount	33,333	-
Options expense	20,816	124,520
Conversion expense	2,735,189	-
Interest converted to equity	204,120	-
Stock issued for services	15,000	-
Warrants issued for services	-	426
Impairment expense	1,757,898
Bad debt expense	-	8,526
Changes in assets and liabilities:
Accounts receivable - trade	(153,423)	207,497
Prepaid expenses	(6,961)	86,480
Deposits	743	477
Accounts payable - trade	(207,871)	429,892
Accrued liabilities	(49,236)	(18,277)
Net cash provided (used) by operating activities	(1,033,172)	843,666

Cash flows from investing activities:
Purchase of fixed assets	(22,919)	(22,140)
Capitalized software development	-	(1,737,164)
Net cash used by investing activities	(22,919)	(1,759,304)

Cash flows from financing activities:
Proceeds from issuance of debt	1,320,400	630,000
Repayment of debt	(381,000)	-
Proceeds from factoring line	2,590,867	403,025
Repayments of factoring line	(2,484,630)	(270,296)
Net cash provided by financing activities	1,045,637	762,729

Net decrease in cash and cash equivalents	(10,454)	(152,909)

Cash and cash equivalents at beginning of year	21,519	174,428

Cash and cash equivalents at end of year	$11,065	$21,519

Supplemental disclosure of cash flow information:

Non-cash Disclsoures
Conversion of debt and interest to equity	$1,744,120	$-
Warrants issued as a discount on debt	$3,316	$-

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$112,417	$11,680
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Operations

Customer Contact Support Services

Calibrus, Inc. (“Calibrus” or the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose is to operate a customer contact center for a variety of clients who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.  (See Note 2 – Concentrations of Risk).

Calibrus provides Third Party Verification (TPV) Services, Hosted Call Recording Services and Interactive Voice Response/Voice Recognition Unit (IVR/VRU) Services to certain telecom, cable and insurance companies.

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

JabberMonkey.com

JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members. JabberMonkey questions will be on pertinent issues that in many instances may evoke an emotional response from its members.  Many of the questions on JabberMonkey will provide the individuals voting with a voice to cause an action or effect a result.

In addition to being able to conduct polls and questions, JabberMonkey offers a unique user experience by being able to offer interactive communication and high definition video.  While most social networking sites offer only a static page for the user.  JabberMonkey offers video communications between multiple users at once, the ability to quickly load video, and the ability to set up groups or companies into secure sites.  JabberMonkey also takes advantage of other companies’ storage by allowing links to other web sites such as YouTube or Google.

JabberMonkey has completed its alpha testing and moved into beta testing during December 2009.  The Company ran its beta testing phase through November 2010 and released the first non-beta version of the website for general commercial use in December 2010.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

JabberMonkey members will vote and provide their comments on an issue and then see instant feedback on how others are feeling about a topic or issue and view comments made by others. JabberMonkey members will be able to express themselves by answering questions, posting their own questions, text blogging, video blogging, participating in forums, creating profiles, posting videos, photos, audio files, and rating other JabberMonkey members’ questions and content.

JabberMonkey members will also be able to meet new people and make new friends.  When answering a question or participating in a group, members will be able to meet people with similar interests, and will then be able to become friends on JabberMonkey.  They can then communicate via messaging, chat, and video voice calling as well as sharing photos, videos and other electronic media.

Categories include Entertainment, Music, Business, etc.   Each category will also contain subcategories to encompass a wide range of topics and interests.

Fanatic Fans

Fanatic Fans informs fans about upcoming live events in the Sports and Music industries by giving users the ability to interact with live events, share their experiences, and earn rewards for attending live events.   Users can browse a calendar of upcoming events which can be segmented by region and artist.  Users can get detailed information on the event and discuss the event with other fans.  While at an event users can share their experiences with social networks Facebook and Twitter, and communicate with other people at the event.  Users can unlock virtual awards and earn virtual points in recognition of attending events.  Within their profile users can browse and view the items they have unlocked and receive news on their favorite artists.  Finally, users can redeem their virtual points for food/drinks, apparel and purchase event tickets in the application award section.

Fanatic Fans rewards fans for their support of their favorite sports team, music artist or band.  National and local businesses market to fans that attend the events by listing promotions (goods and services) on our application (“app”).  Businesses list their promotions and users can view and redeem these promotions and offers that are specific to their interests.   Fanatic Fans offers contests and provides recognition to the most Fanatic Fans.

Fanatic Fans Application

When a user is at an event the app automatically determines the event the user is attending using the phones GPS capability.  The user is able to view information on the show including a list of the artists performing at the show.  There is a forum that users can make comments about upcoming events which also allows fans to interact with one another while at the show.  Comments made by users can go directly to Facebook and Twitter if the user choose to link their Fanatic Fans account.  While attending an event users can check in.  By checking in the user will unlock a virtual award which can also be published to Facebook and Twitter.  Users also earn virtual currency by checking into a location.  After checking in the user will return to the comments page where they can continue to read and add comments about the show.

When users are not at a show they use Fanatic Fans to locate upcoming shows.  They browse a calendar of all upcoming shows and sort by location and artists that they follow.  Users get information on the show including; time, location, and performing artists.  Users can view tips created by other members and add tips of their own.  Finally users confirm that they are going to attend an event and tell their friends by publishing to Facebook and Twitter.

Fanatic features a profile page which allows users to view their past activity within the app and receive news updates on their favorite artists.  They are able to view all the awards that they have unlocked, and all the shows that they have attended.  They also receive the latest news posts of some of their favorite music artist.  Finally, users can adjust their personal settings from their profile including which artists they wish to follow, their home town, and their Facebook and twitter account information.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Fanatic Fans Website

Live event content that is posted from users using Fanatic Fans is available to view on the Fanatic Fans website.  Comments, pictures and videos uploaded to the Fanatic Fans app by fans using their mobile phone attending live events are instantly saved on the FanaticFans.com website.  Users can watch videos, view pictures and see what people are saying about live sports or music events in real-time.  As fans express and share their excitement users can join in and make comments, upload pictures and videos before, during and after the live event and share to Facebook and Twitter.

Additionally, on the FanaticFans.com website users can view a complete listing of discount offers by merchants on food, drinks, merchandise and tickets.  Users can check out all upcoming sports and music events in their area and other cities around the nation and review all their live event comments, pictures and videos in their profile page.

Fanatic Fans Facebook Application

The Fanatic Fand Facebook application allows sports and music fans to view user generated content and experience the live event on Facebook using the Fanatic Fans Facebook app.  The Fanatic Fans Facebook app allows Facebook users to access live event sports and concert content without ever having to leave Facebook.  Users can see photos and videos that fans took of their favorite sports team and/or music artist in real-time and hear what they thought of the big game or concert.

With the Fanatic Fans Facebook app Facebook users can see their favorite live events.  The Fanatic Fans app features a calendar of all sports and music events  by region.  Users can look up the location and time of an event and get a map with directions showing them exactly how to get there.  When a user sees an event they are interested in they can share it with their Facebook friends, buy tickets to the event, make comments, post videos and pictures before, in real-time during, and after the event.

Facebook users can earn rewards for attending their favorite live events and using the Fanatic Fans Facebook or mobile applications.  Facebook users can access a complete listing of merchant discount offers on food, drinks, merchandise and tickets and look up discounts nearby and redeem rewards using the Fanatic Fans mobile application.
Reclassifications

Certain balances in the accompanying financial statements were reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, income taxes, recoverability of software development, the fair value of stock based compensation and depreciable lives of long lived assets.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is  provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.  As of December 31, 2011 and 2010, a provision for uncollectible trade accounts receivable has been established in the amount of $50,000.  The Company does not accrue interest charges or fees on delinquent accounts receivable. The accounts are generally unsecured.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2011 and 2010, depreciation expense was $29,211 and $54,791, respectively.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 350-40 Internal-Use Software.  The JabberMonkey website was under development through November 2010 and reached availability for general commercial use in December, 2010.  Capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the year ended December 31, 2011 and 2010 was $917,164 and $76,430, respectively.

Intangible Assets

The intangible assets are comprised of branding costs and the Company’s “Calibrus” website. The intangible assets are being amortized using the straight-line method over its economic life, which is estimated to be seven (7) years.    As of December 31, 2010 the amount related to the Company’s branding cost and company website have been fully amortized.  Amortization expense for the year ended December 31, 2010 was $1,167.

Advertising

We expense advertising and marketing costs as incurred.  Advertising costs include trade show fees, online advertising, etc.  Advertising expenses were approximately $68,100 and $22,000 for the years ended December 31, 2011 and 2010, respectively.

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, Management believes collectability is reasonably assured at the time of performance. The Company, from time to time, executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent.

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

On December 31, 2011 the Company reviewed the carrying value of its capitalized software development and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at this time.  The Company recorded impairment expense of $1,757,898 related to this impairment.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  During the years ended December 31, 2011 and 2010 there were no interest or penalties incurred related to income taxes.

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

Research and Development

Research and development expenses include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. During the years ended December 31, 2011 and 2010, Research and Development Expense totaled $1,472,113 and $232,327, respectively.  All Research and Development Expense was related to the ongoing development of the Company’s social expression website, JabberMonkey, and its location-based, social networking smart phone application, Fanatic Fans.  The Company has entered into a time and materials agreement with MeoMyo, LLC to develop the JabberMonkey website and Fanatic Fans application.  Contract work is performed as authorized and the contract is cancellable on 30-days written notice.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, using the treasury stock method for stock options and warrants and the if-converted method for convertible debt.

The following data shows the amounts used in computing diluted earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

	Year Ended December 31,
	2011	2010

Loss available to common stockholders	$(6,331,971)	$(128,263)

Weighted average number of common shares
used in basic earnings per share	7,978,820	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Convertible debt	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted earnings per share	7,978,820	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the year ended December 31, 2011, the Company had outstanding options to purchase 2,744,167 shares of common stock at a per share weighted average exercise price of $.89 and outstanding warrants to purchase 1,026,588 shares of common stock at a weighted average exercise price of $.39.  For the year ended December 31, 2010, the Company had outstanding options to purchase 2,512,499 shares of common stock at a per share weighted average exercise price of $1.08 and outstanding warrants to purchase 514,500 shares of common stock at a weighted average exercise price of $1.95 per share.  Neither amounts were included in the earnings per share calculation as they were anti-dilutive.  As of December 31, 2011, the Company had $25,000 of principal value of convertible debentures which are convertible into 16,666 shares of the Company’s common stock, which were also antidilutive.  As of December 31, 2010, the Company had $1,010,000 of convertible debentures which are convertible into 673,333 shares of the Company’s common stock, which were also antidilutive.

Stock-Based Compensation

The Company has stock-based compensation plans. Stock-based compensation expense for all stock-based compensation awards granted is based on the grant date fair value estimated in accordance with the Black Scholes Pricing Model. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Pending Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2011 that are of significance, or potential significance, to us.

Note 2
Concentrations of Risk

During the year ended December 31, 2011, the Company rendered a substantial portion of its services to its three largest customers representing 50%, 17% and 15% of total revenues.  As of December 31, 2011, the amounts due from these customers were $199,535, $78,813 and $202,967, respectively.

During the year ended December 31, 2010, the Company rendered a substantial portion of its services to its two largest customers representing 68% and 17% of total revenues.  As of December 31, 2010, the amounts due from these customers were $266,261 and $72,680, respectively.

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At December 31, 2011 and 2010, the Company had no uninsured cash and cash equivalents.

Note 3
Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consist of the following:

	2011	2010

Computer hardware	$2,142,455	$2,120,537
Furniture and fixtures	244,785	243,785
Leashold improvements	156,144	156,144
Software costs	1,195,761	1,195,761
	3,739,145	3,716,227
Less: accumulated depreciation	(3,698,080)	(3,668,870)

	$41,065	$47,357

Note 4
Software Development

At December 31, 2011 and 2010, software development consists of the following:

	2011	2010

JabberMonkey website development	$2,751,492	$2,751,492
Less: accumulated amortization	(993,594)	(76,430)
Less: impairment	(1,757,898)	-

	$-	$2,675,062

Note 4
Software Development (Continued)

The Company reached technical feasibility of its social networking website JabberMonkey.com on June 1, 2009 with the release of its alpha site.  Costs associated with the development beginning June 1, 2009 through the official launch of the website, December 1, 2010, were capitalized.  Capitalized software costs related to the JabberMonkey project will be amortized using the straight-line method over three years and commenced on December 1, 2010.  Amortization expense related to the JabberMonkey website totaled $917,164 and $76,430 for the years ended December 31, 2011 and 2010, respectively.

On December 31, 2011 the Company reviewed the carrying value of its capitalized software development and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at this time.  The Company recorded impairment expense of $1,757,898 related to this impairment.

Note 5
 Convertible Notes Payable

From October 2009 through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures  (the “Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total proceeds of $1,575,000.  Each Debenture was convertible into shares of common stock of Calibrus at the lower of $1.50 per share or the price of any additional private placement of Calibrus in the next twelve months and bears interest at the rate of 12% per annum.  Each common stock purchase warrant entitled the holder to purchase one share of Calibrus’ common stock for each warrant held at the warrant exercise price of the lower of (i) one dollar and ninety-five cents ($1.95) per share, or (ii) one hundred thirty percent (130%) of the per share price paid by any investor in a private placement by Calibrus of shares of our common stock at any time in the next twelve months (the “Warrants”).  The Warrants were only exercisable if the Debentures, which are part of the underlying Unit, are converted into shares of Calibrus’ common stock.

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and such conversion price was only valid through October 31, 2011.  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  The Company converted a total of $1,540,000 in principal amounts of the convertible debentures in addition to $204,120 in accrued interest related to the debentures.  This resulted in the issuance of 6,976,480 shares of the Company’s common stock.   As of December 31, 2011 the Company had $25,000 in principal amount debentures outstanding.  The Company recognized induced conversion expense, included in interest expense, at the time of the conversion of $2,616,177.  In addition the Company valued a total of 770,000 warrants which became exercisable at the time of conversion and recorded $104,821 of conversion expense related to this. The Company also issued 102,088 warrants for accrued interest converted resulting in additional conversion expense of $14,191.  Total conversion expense related to the warrants and convertible debt conversion was $2,735,189 and was included in interest expense.

Note 5
 Convertible Notes Payable (Continued)

As of December 31, 2011 and 2010 notes payable were comprised of the following:
	2011	2010

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
November 16, 2010, unsecured.	$10,000	$250,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
December 31, 2010, unsecured.	-	130,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
March 31, 2011, unsecured.	15,000	370,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
June 30, 2011, unsecured.	-	115,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
July 31, 2011, unsecured.	-	135,000

Various notes payable to convertible debenture holders, interest rate of 12% accrued monthly, principal and accrued interest due
November 30, 2011, unsecured.	-	10,000
	25,000	1,010,000

Less: current portion	(25,000)	(1,010,000)

	$-	$-

Subsequent to December 31, 2011 the Company paid the $10,000 debenture dated November 16, 2009 along with accrued interest.  The remaining $15,000 in principal is due to the Mother of the Company’s CEO and President.  The Company has received a verbal extension on this debt through June 30, 2012.

Interest expense related to the debentures for the years ended December 31, 2011 and 2010 was $114,284 and $92,901, respectively.  Accrued interest related to the debentures at December 31, 2011 and 2010 was $5,564 and $96,600, respectively.

Note 6
 Notes Payable

On January 31, 2011, the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by Jeff W. Holmes, the Company’s CEO and a beneficial owner.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On February 16, 2011, the Company issued a promissory note in the principal amount $50,000 to evidence a loan made to the Company by an existing shareholder.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 50,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On March 16, 2011, the Company issued a promissory note in the principal amount $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.

On August 31, 2011, the Company issued a promissory note in the principal amount of $200,000 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The term of the note is 6 months with a stated interest rate of 12% per annum and an effective interest rate of 71.78%, with discount, with interest due monthly.  The Company received gross proceeds from the note of $150,000 with $50,000 being retained by Mr. Holmes as an origination fee.  The $50,000 note discount is being amortized over the life of the loan or at the rate of $8,333 per month.

The Company has received a written extension on the non-related party $50,000 note through June 30, 2012 and verbal extensions through June 30, 2012 from the remaining related party debt holders.

Note 6
 Notes Payable (Continued)

At December 31, 2011 and 2010 Notes Payable consisted of the following:

	2011	2010

Note payable to related party, interest rate of 12% accrued monthly
principal and accrued interest due of 12%, January 31, 2012 extended to June 30, 2012	$50,000	$-

Note payable, interest rate of 12% accrued monthly
principal and accrued interest due of 12%, January 31, 2012 extended to June 30, 2012	50,000	-

Note payable to related party, interest rate of 12% accrued monthly
principal and accrued interest due of 12%, January 31, 2012 extended to June 30, 2012	25,000	-

Note payable to related party, interest rate of 12% accrued monthly
principal and accrued interest due of 12%, January 31, 2012 extended to June 30, 2012	200,000	-

Various short-term advances from related parties	109,400
	434,400	-

Less: discount	(16,667)

Less: current portion	(417,733)	-

	$-	$-

Note 7
Due to Factor

During the year ended December 31, 2010 the Company entered into a Factoring and Security Agreement with Factors Southwest, LLC (FSW).  The agreement states that FSW will advance to the Company 80% of eligible accounts receivable upon submission to FSW for funding.  Factoring fees related to advances will equal 2.25% for the first 30-day period, .56% for the next 15-day period and .75% for each additional 30-day period following.  Advances are made with full-recourse after a 90-day period.  The maximum credit under the factoring line is $600,000 and is secured by all assets of the Company and a first priority lien filing on accounts receivable and proceeds.  All payments made by customers of the Company on factored invoices are sent directly to FSW.  For the year ended December 31, 2011, FSW advanced a total of $2,590,867 of which $2,484,630 was repaid.  For the year ended December 31, 2010, FSW advanced a total of $403,025 of which $270,296 had been repaid.  Total amounts due to FSW at December 31, 2011 and 2010 was $238,966 and $132,729, respectively.  Factoring expense for the years ended December 31, 2011 and 2010 was $111,217 and $11,680, respectively, and was included in interest expense.  All factored invoices are full-recourse after 90 days.

Note 8
Accrued Liabilities

Accrued liabilities as of December 31, 2011 and 2010 consist of:
	2011	2010

Payroll and related taxes	$62,889	$65,618
Deferred rent	3,947	607
Accrued vacation	86,900	72,475
Accrued interest	24,296	96,600
Other accrued expenses	38,838	30,806

	$216,870	$266,106

Note 9
Income Taxes

At December 31, 2011 and 2010, deferred tax assets (liabilities) consist of the following:
	2011	2010
Current portion:
Operating loss carryforwards	$2,605,000	$2,282,000
Allowance for doubtful accounts	19,000	19,000
Accrued vacation	34,000	28,000
Deferred rent expense	(2,000)	-
Software development	-	(1,043,000)

	2,656,000	1,286,000
Less: valuation allowance	(2,656,000)	(1,286,000)

Deferred tax asset-current portion	$-	$-

Long-term portion:
Depreciation and amortization	$(14,000)	$31,000
Less: valuation allowance	14,000	(31,000)

Deferred tax asset-long term portion	$-	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2011, the Company has net federal operating loss carryforwards of approximately $6.7  million and state net operating loss carryforwards of approximately $5.5 million.

Note 9
Income Taxes (Contiuned)

Below are the federal and state net operating loss carryforwards as of December 31, 2011.

Expiration Date	Federal NOL Carryforwards	Expiration Date	State NOL Carryforwards
12/31/2021	$734,000	12/31/2012	$436,000
12/31/2022	443,000	12/31/2013	1,120,000
12/31/2023	-	12/31/2014	1,428,000
12/31/2024	-	12/31/2015	1,605,000
12/31/2025	-	12/31/2016	928,000
12/31/2026	-		$5,517,000
12/31/2027	436,000
12/31/2028	1,120,000
12/31/2029	1,428,000
12/31/2030	1,605,000
12/31/2031	928,000
	$6,694,000

During the year ended December 31, 2011, the Company determined that it was more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has established a valuation allowance as of December 31, 2011 in the approximate amount of $3,691,000. The valuation allowance is equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:
	2011	2010

Federal Tax Benefit (Expense) at Statutory Rates	$2,150,000	$45,000
State Tax Benefit (Expense) at Statutory Rates	317,000	8,000
Meals and Entertainment	(1,000)	(4,000)
Induced Conversion	(1,070,000)	-
Valuation Allowance Adjustment	(1,396,000)	(49,000)

Net Deferred Tax Benefit (Expense)	$-	$-

Note 10
Commitments and Contingencies

Operating Leases

The Company leased office space in Tempe, Arizona, under a five (5) year operating lease agreement which expired in 2010, at a rate of approximately $30,000 per month.  During the year ended December 31, 2010 the Company signed a five year extension on its leased facility and reduced the rentable square feet from 13,295 to 7,767.  As a result of this extension the Company decreased the monthly rent from approximately $30,000 per month to $12,000 per month.

Note 10
Commitments and Contingencies (Continued)

The Company leased office equipment under an operating lease agreement expiring through June 2011, at the rate of approximately $754 per month.  In August 2011, the Company signed another operating lease agreement for office equipment at the rate of approximately $415 per month, expiring in July of 2016.

Total rent expense under the aforementioned operating leases was approximately $155,061 and $304,000 for the years ended December 31, 2011 and 2010, respectively.

A schedule of future minimum lease payments is as follows:

Year Ending
December 31,	Amount
2012	145,516
2013	147,337
2014	149,159
2015	126,387
2016	2,880

$571,279

Employment Agreements

Calibrus has agreements with all officers and those employees identified herein as key employees.   All of our agreements contain language assigning all inventions over to Calibrus, and also contain non-compete agreements.  Additionally, on termination, if not for cause and Calibrus is cash flow and earnings positive, our officers and key employees will receive up to three months salary as severance. On a change of control of Calibrus, which results in termination of the officer or key employee and Calibrus is cash flow positive and has positive earnings per share at the time of the change of control, the officer or key employee will receive a three months salary as severance based on the officers or employees’ current salary.  Employment contracts are entered into for two, three or four year periods with automatic two, three or four one year extensions depending on the officer or key employee. Except for terms and salary, all of our employment contracts contain the same material terms.  A summary of the officers’ employment contracts are below:
Employee	Beginning Date	Annual Salary
Jeff W. Holmes	1/1/2005	$220,000
Greg W. Holmes	1/1/2005	$150,000
Kevin J. Asher	2/5/2008	$130,000
Tom Harker	1/10/2007	$140,000
Michael Brande	1/10/2007	$105,000
Michael Rae	1/10/2007	$90,000
Kelly Robinson	6/28/2004	$90,000

During the years ended December 31, 2011 and 2010, each of the employees listed above took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2011 and 2010.

Note 11
Stockholders’ Equity

Warrants

At December 31, 2011 and 2010, the Company had 1,026,588 and 514,500, respectively, warrants to purchase common stock.  The warrants are convertible into one share of common stock at a prices ranging between $.325 and $1.95 per share.  As of December 31, 2011, 1,014,088 of the 1,026,588 were exercisable.  As of December 31, 2010, 9,500 of the 514,500 warrants were exercisable.

In conjunction with the conversion price adjustment and subsequent conversion of $1,540,000 of convertible debentures into common shares of the Company, the exercise price of the warrants, for those debenture holders who converted, were adjusted to $.325 per share from the previous exercise price of $1.95 per share and became immediately exercisable.  The Company recorded conversion expense related to the price adjustment of $104,821.

 In addition, for those debenture holders who converted, 1 warrant was issued for each $2.00 in accrued interest that was converted.  A total of 102,088 warrants were issued in relation to the accrued interest converted and conversion expense of $14,191 was recorded in relation to these warrants.  These warrants were immediately exercisable and had a three year term.

The Company also issued 125,000 warrants related to bridge loans obtained throughout the year.  These warrants were immediately exercisable at $.50 per share and had a three year term.  The Company recorded a total of $3,316 in deferred financing costs related to these warrants and is being amortized over the life of the loans.

The Company also issued a total of 7,500 placement agent warrants during the year as commissions for raising $75,000 in the Company’s convertible debenture offering.  The warrants have a three year term and an exercise price of $1.95 per share.  No expense was recorded at the time of issuance as the warrants were deemed to have minimal value.

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2009	190,000	$0.37
Granted	324,500	0.41
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2010	514,500	$0.40

Granted	517,088	0.39
Exercised	-	-
Forfeited	(5,000)	1.95

Outstanding at December 31, 2011	1,026,588	$0.39	1.90	$-

Exercisable at December 31, 2011	1,014,088	$0.37	1.89	$-

Note 11
Stockholders’ Equity (Continued)

The fair value of each warrant valued during the year ended December 31, 2011 and 2010 is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:
	2011	2010
Expected Volatitlity	24.85% - 24.90%	40.17% - 29.11%
Risk-free interest rate	0.89% - 0.25%	0.89%
Expected dividends	-	-
Expected life	2 - 3 Years	2 years
Fair value	$0.00 - $0.15	$0.05

A summary of the status of the Company’s non-exercisable warrants as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010 is presented below:

		Weighted-Average
		Grant-Date
	Warrants	Fair Value
Non-exercisable at December 31, 2009	190,000	0.05

Granted	324,500	0.05

Exercisable	(9,500)	0.05

Forfeited	-	-

Non-exercisable at December 31, 2010	505,000	$0.05

Granted	517,088	0.01

Exercisable	(1,004,588)	0.03

Forfeited	(5,000)	0.05

Non-exercisable at December 31, 2011	12,500	$0.05

On October 31, 2011 the Company revalued a total of 770,000 warrants related to its convertible debenture which became exercisable upon conversion.  The weighted average fair value of the warrants at the time of valuation was $.14.

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

Note 11
Stockholders’ Equity (Continued)

The following is a table of activity for all options granted under these Plans as of during the years ended December 31, 2011 and 2010:
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2009	1,383,332	1.29

Granted	1,494,167	1.00
Exercised	-	-
Forfeited	(365,000)	1.52

Options outstanding at December 31, 2010	2,512,499	$1.08

Granted	500,000	0.25
Exercised	-	-
Forfeited	(268,332)	1.52

Options outstanding at December 31, 2011	2,744,167	$0.89	3.02

Options Exercisable at December 31, 2011	2,744,167	$0.89	3.02

During the year ended December 31, 2011 the Company issued 500,000 options to members of its Advisory Board.  The total fair value of options vested during the year ended December 31, 2011 was $20,816 and included $4,319 of expense related to 50,000 options granted in 2010 that became vested during the year.

Of the 1,494,167 options issued in 2010, 1,444,167 were immediately vested.  The total fair value of the options vested during the year ended December 31, 2010 was $124,520.  As of December 31, 2010, 50,000 options remained unvested.

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions during the year ended December 31, 2011 and 2010:

	2011	2010
Expected Volatility	26.65%	37.68%
Risk-free interest rate	0.36%	0.88%
Expected dividends	-	-
Expected life	3 years	2.5 years
Value per option	$0.03	$0.09

Note 12
Litigation

On September 13, 2010,  a former employee filed a lawsuit in the Superior Court of the State of Arizona, in and for the County of Maricopa (Case No. CV2010-027027) against the Company.  The complaint was hand-written and did not itemize the specific legal claims, but could include (1) discrimination (no statute identified), (2) failure to pay minimum wage or overtime (no statute identified), (3) retaliation, (4) assault, and (5) intentional infliction of emotional distress.  On May 22, 2011 the suit was dismissed with prejudice.

Note 13
Segment Information

Calibrus, Inc. operates two separate segments of its business.  Corporate and Third Party Verification (TPV) are combined as entirely all corporate overhead and expenses are attributable to the TPV operation.

Expenses related to the Social Networking Segment include two full-time employees and related payroll expenses as well as marketing, travel, amortization of the capitalized software and all research and development expenses.

The Social Networking Segment began operations at the end of fiscal 2009.

At December 31, 2011 and 2010 capitalized software development belongs to our Social Networking Segment as well as prepaid expenses related to a video license for us in the Fanatic Fans application.

The following is a summary of certain financial information for areas of our operations:

	For the Year Ended
	Gross Revenues	Income (Loss) From Continuing Operations Before Income Taxes	Depreciation and Amortization	Purchases of Property and Equipment and Software Development	Identifiable Assets

December 31, 2011

Corporate and TPV	$3,563,265	$(1,983,054)	$29,211	$22,919	$610,786

Social Networking Segment	-	(4,348,917)	917,164	-	10,000

Calibrus, Inc.	$3,563,265	$(6,331,971)	$946,375	$22,919	$620,786

December 31, 2010

Corporate and TPV	$3,745,876	$365,297	$55,958	$22,140	$477,391

Social Networking Segment	-	(493,560)	76,430	1,737,164	2,675,062

Calibrus, Inc.	$3,745,876	$(128,263)	$132,388	$1,759,304	$3,152,453

Note 14
Subsequent Events

Subsequent to December 31, 2011 the Company received an over-advance on its factoring line from Factors Southwest, LLC in the amount of $115,000. Interest on the over-advance is 5% per 30-day period. As of April 13, 2012 the Company has paid down the over-advance by $20,000 with the remaining $95,000 still outstanding.

Note 14
Subsequent Events (Continued)

Subsequent to December 31, 2011 the Company received an additional $45,000 short-term advance from its CEO.