Form 10-Q
period 2012-03-31
CALIBRUS, INC.
filed 2012-05-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2012
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

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

The number of shares of the issuer’s Common Stock outstanding as of May 15, 2012 is 13,808,580.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2012	December 31, 2011
Current Assets	Unaudited
Cash and cash equivalents	$975	$11,065
Accounts receivable - trade, net	477,793	526,413
Prepaid expenses	117,394	13,094
Deferred financing fees	-	500

Total Current Assets	596,162	551,072

Property and equipment, net	37,233	41,065
Deposits	28,534	28,649

Total Assets	$661,929	$620,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable - current portion	$-	$10,000
Convertible related party notes payable - current portion	15,000	15,000
Note payable - current portion	50,000	50,000
Related party notes payable, net of discount - current portion	492,400	367,733
Due to factor	302,985	238,966
Accounts payable - trade	512,372	476,699
Accrued liabilities	248,865	216,870

Total Current Liabilities	1,621,622	1,375,268

Total Liabilities	1,621,622	1,375,268

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
13,808,580 shares issued and outstanding	13,809	13,809
Additional paid-in capital	9,277,185	9,277,185
Accumulated deficit	(10,250,687)	(10,045,476)

Total Stockholders' Equity (Deficit)	(959,693)	(754,482)

Total Liabilities and Stockholders' Equity (Deficit)	$661,929	$620,786

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Revenues	$919,408	$870,319

Cost of revenues	357,303	302,175

Gross profit	562,105	568,144

Research and development expense	362,511	345,392
General and administrative expenses	331,633	575,282

Loss from operations	(132,039)	(352,530)

Other Income (Expense):
Interest income	-	1
Interest expense	(73,172)	(56,898)

	(73,172)	(56,897)

Loss before income taxes	(205,211)	(409,427)

Income tax benefit (expense) - deferred	-	-

Net Income loss	$(205,211)	$(409,427)

Loss per Common Share: (Note 1)
Basic and Diluted	$(0.01)	$(0.06)

Weighted Average Common Shares Outstanding:
Basic and Diluted	13,808,580	6,794,600

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(205,211)	$(409,427)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	5,333	236,163
Amortization of debt discount	16,667	-
Amortization of deferred financing fees	500	329
Changes in assets and liabilities:
Accounts receivable - trade	48,620	(114,602)
Prepaid expenses	(104,300)	5,917
Deposits	115	743
Accounts payable - trade	35,673	(198,070)
Accrued liabilities	31,995	165,092

Net cash used by operating activities	(170,608)	(313,855)

Cash flows from investing activities:
Purchase of fixed assets	(1,501)	(564)

Net cash used by investing activities	(1,501)	(564)

Cash flows from financing activities:
Proceeds from issuance of debt	140,000	241,000
Repayment of debt	(42,000)	(10,000)
Proceeds from factoring line	764,636	614,694
Repayment of factoring line	(700,617)	(548,639)

Net cash provided by financing activities	162,019	297,055

Net decrease in cash and cash equivalents	(10,090)	(17,364)

Cash and cash equivalents at beginning of period	11,065	21,519

Cash and cash equivalents at end of period	$975	$4,155

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$48,733	$25,610
Income taxes	$50	$50

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2012, and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications:

Certain balances in the accompanying financial statements were reclassified to conform to the current period’s presentation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the collection of accounts receivable, and the valuation of stock options and warrants.  Actual results could differ from those estimates.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the three month periods ended March 31, 2012 and 2011, none of the potentially dilutive securities were deemed to be in the money.  As such, all potentially dilutive securities are anti-dilutive.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Loss available to common stockholders	$(205,211)	$(409,427)

Weighted average number of common shares
used in basic earnings per share	13,808,580	6,794,600

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Convertible Debt	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	13,808,580	6,794,600

All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations.  For the three month periods ended March 31, 2012 and 2011 the Company had outstanding options to purchase 2,744,167 and 2,512,499 shares of common stock at a per share weighted average exercise prices of $.89 and $1.09, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  For the three month periods ended March 31, 2012 and 2011 the Company had outstanding warrants to purchase 1,021,588 and 679,500 shares of common stock at a per share weighted average exercise price of $.39 and $1.68, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of March 31, 2012 the Company has $15,000 principal balance of convertible debentures along with $3,613 in accrued interest which is convertible into 12,409 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.  As of March 31, 2011 the Company had $1,075,000 principal balance of convertible debentures along with $126,000 in accrued interest which would be convertible into 800,667 shares of the Company’s common stock if converted.

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, management believes collectability is reasonably assured at the time of performance. The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45 Principal Agent Considerations.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Stock-Based Compensation:

The Company has stock-based compensation plans. Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the Black Scholes Pricing Model. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

The effective income tax rate of 0% for the three months ended March 31, 2012 and 2011 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  For the three month period ended March 31, 2012 a tax benefit of approximately $80,000 would be generated.  For the three month period ended March 31, 2011 a tax benefit of approximately $160,000 would be generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of March 31, 2012 the Company had net operating losses of approximately $6,890,000 resulting in a deferred tax asset of approximately $2,690,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 350-40, Intangibles – Internal Use Software.  The product was under development through November 2010 and reached availability for general commercial use in December 2010.  Capitalized costs were being amortized over the estimated economic life of the product which is estimated to be 3 years.  Amortization expense for the three months ended March 31, 2011 was $229,291

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On December 31, 2011 the Company reviewed the carrying value of its capitalized software development costs and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at December 31, 2011.  The Company recorded impairment expense of $1,757,898 related to this impairment in the results from operations for the year ended December 31, 2011.
Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

In February and march 2012, the Company received an additional $140,000 of short-term advances from its CEO.

As of March 31, 2012 the Company owed a total of $152,400 in short-term advances to its CEO and an additional $50,000 through a bridge loan

As of March 31, 2012 the Company owed a total of $45,000 in short-term advances to the Mother of the CEO and President and an additional $15,000 in convertible debentures.

As of March 31, 2012 the Company owed a total of $20,000 in short-term advances to its President and an additional $200,000 through a bridge loan.

3.   Convertible Notes Payable

In January 2012, the Company paid $10,000 of the $25,000 in convertible debentures that were outstanding as of December 31, 2011.  As of March 31, 2012 the Company has $15,000 in convertible debentures outstanding to the Mother of the CEO and President as discussed above..

4.   Due to Factor

During the quarter ended March 31, 2012 the Company received an over-advance on its factoring line from Factors Southwest, LLC in the amount of $115,000.  Interest on the over-advance is 5% per 30-day period.  As of March 31, 2012 the balance of the over-advance is $105,000 and is included in the due to factor balance.

5.   Segment Information

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.   Segment Information (Continued)

The following is a summary of certain financial information for areas of our operations:

	For the Three Months Ended:
	Gross Revenues	Income (Loss) From Continuing Operations Before Income Taxes	Depreciation and Amortization	Purchases of Property and Equipment

March 31, 2012

Corporate and TPV	$919,048	$203,735	$5,333	$1,501

Social Networking Segment	-	(408,946)	-	-

Calibrus, Inc.	$919,048	$(205,211)	$5,333	$1,501

March 31, 2011

Corporate and TPV	$870,319	$221,013	$6,872	$564

Social Networking Segment	-	(630,440)	229,291	-

Calibrus, Inc.	$870,319	$(409,427)	$236,163	$564

	Identifiable Assets
March 31, 2012

Corporate and TPV	$559,879

Social Networking Segement	102,050

	$661,929

December 31, 2011

Corporate and TPV	$610,786

Social Networking Segement	10,000

	$620,786

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.   Subsequent Events

Management has reviewed subsequent events from March 31, 2012 through the date of this filing.  No material subsequent events were noted other than those listed below.

Subsequent to March 31, 2012 the Company paid down the over-advance from Factors Southwest, LLC by $10,000.  The remaining balance of the over-advance is $95,000.

Subsequent to March 31, 2012, the Company issued a promissory note in the principal amount of $67,500 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The term of the note is 6 months with a stated interest rate of 12% per annum and an effective interest rate of 31.4%, with discount, with interest due monthly.  The Company received gross proceeds from the note of $65,000 with $2,500 being retained by Mr. Holmes as an origination fee.  The $2,000 note discount is being amortized over the life of the loan or at the rate of $417 per month.

Subsequent to March 31, 2012, the Company issued an unsecured multiple advance promissory note to an unrelated party in the amount of $250,000.  The note calls for two advances in the separate amounts of $150,000, due on execution, and a second advance of $100,000, due 30 days from execution.  The note is non-interest bearing and is due on July 26, 2012.  If the principal balance is not paid in full by the due date interest will accrue retroactively at the rate of 18% per annum.  As of May 15, 2012 the Company has received the initial $150,000 advance.

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

Overview

Our performance for the three months ended March 31, 2012 continued to reflect the overall volume decline in the Third Party Verification business as a whole.   However, the Company did show improvement for the three months ended March 31, 2012 over the prior year.  This is the result of one of the Company’s TPV customers bringing on additional business as it acquired additional states’ wireline business from another telecommunications provider.  Core TPV operations continue to generate positive cash flow, however, we have also continued our expenditures related to software development in an effort to diversify our business offerings and generate alternative revenue sources.   The Company launched its JabberMonkey social networking website in the 4th quarter of 2010.  However, the Company does not currently have sufficient capital to market the website.  The Company launched its mobile smartphone location based application Fanatic Fans on April 26, 2011.  The Company continues to make large expenditures in the improvement and marketing of Fanatic Fans.  The Company will need to raise significant additional capital in order to execute the business plans related to JabberMonkey and Fanatic Fans.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended
	March 31,
	2012		2011
	(Unaudited)
Revenue	$919,408	100.0%	$870,319	100.0%
Cost of Goods Sold	357,303	38.9%	302,175	34.7%
Gross Profit	562,105	61.1%	568,144	65.3%
Research and Development	362,511	39.4%	345,392	39.7%
General and Administrative Expenses	331,633	36.1%	575,282	66.1%
Income (Loss) from Operations	(132,039)	-14.4%	(352,530)	-40.5%
Interest Income	-	0.0%	1	0.0%
Interest Expense	(73,172)	-8.0%	(56,898)	-6.5%
Net Income (Loss)	$(205,211)	-22.3%	$(409,427)	-47.%0

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenue – Revenue increased 5.64% to $919,408 for the three months ended March 31, 2012, which we refer to as “1st quarter 2012,” from $870,319 for the three months ended March 31, 2011, which we refer to as “1st quarter 2011.”  The increase was due to one of the Company’s TPV customers bringing on additional volume in mid 2011 as it acquired additional states’ wireline business from another telecommunications provider and was offset by the continued decline of our TPV business.  The Company also began an inbound customer service program for a new customer in the final quarter of 2011.

Cost of Revenue – Cost of Revenues increased 18.24% to $357,303 for the 1st quarter 2012, from $302,175 for the 1st quarter 2011.  The increase was due to the new business discussed above being live agent, which has more direct costs versus automated services.

Gross Profit – Gross profit decreased to $562,105 in the 1st quarter 2012 from $568,144 in the 1st quarter 2011 and gross profit margin decreased to 61.14% from 65.28% in the respective periods. The decrease in gross profit and gross profit margin was primarily due to the new business discussed above being live agent, which has more direct costs versus automated services.

Research and Development – Research and development expenses increased to $362,511 in the 1st quarter 2012 from $345,392 in the 1st quarter 2011.  The small increase was the result of adding additional development team members to continue improvements to the Company’s social networking offerings.  The Company continues to invest capital into diversifying its product offerings in an attempt to offset volume drops in its core TPV business.

General and Administrative Expenses – General and administrative expense decreased 42.35% to $331,633 in the 1st quarter 2012 from $575,282 in the 1st quarter 2011.  The decrease was directly related to the Company not incurring amortization expense on its JabberMonkey.com website in the 1st quarter 2012.  Amortization expense in the 1st quarter 2011 totaled $229,291.  Excluding amortization expense, general and administrative expenses for the 1st quarter 2012 remained flat in comparison to the 1st quarter 2011.

Interest Expense – Interest expense increased to $73,172 for the 1st quarter 2012 from $56,898 in the 1st quarter 2011.  The increase in interest expense was related to higher factoring fees incurred on the over-advance from Factors Southwest, LLC and higher interest debt.

Net Loss – The Company generated a net loss of ($205,211) for the 1st quarter 2012 compared to net loss of ($409,427) for the 1st quarter 2011, a difference of ($204,216). The decrease in net loss is attributable to the Company not incurring amortization expense related to its JabberMonkey.com website in the 1st quarter of 2012.  Excluding research and development expense the Company would have generated net income of $157,300 in the 1st quarter 2012.

Liquidity and Capital Resources

As of March 31, 2012 we had cash on hand of $975 and negative working capital of $1,025,460.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its business operations.  The Company has been and continues to use cash in its operations as it seeks out new business opportunities.  Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of five thousand dollars ($5,000)  in Convertible Debentures (“the Debentures”) of Calibrus and twenty five hundred (2,500) common stock purchase warrants (the “Units”) for total proceeds of $1,575,000 of which $15,000 in principal balance remains outstanding at March 31, 2012.  The Company also received an additional $140,000 in short term advances during the three months ended March 31, 2012 from its CEO.  If the Company is not able to consistently run its operations at a profit and raise the additional capital, it will be forced to significantly reduce its expenditures related to JabberMonkey.com and Fanatic Fans.  There can be no assurance that the Company will be able to raise such capital or do so on favorable terms.

As of March 31, 2012 the Company has received extensions on all its outstanding debt through at least June 30, 2012.  However, we cannot project when the new product offerings will be successful and if we are unable to return to profitability, we may not be able to repay our current outstanding debt.  Additionally, it would be difficult to convince new investors to contribute money that may be used to repay existing debts.

For the next twelve months the Company intends on continuing to raise capital, either through an additional debenture offering or an equity offering, to fund the Fanatic Fans mobile application and the JabberMonkey website.  If the Company is unable to raise additional capital it will be forced to cease development and marketing of the products and rely on cash flow from the existing TPV business to fund ongoing operations and repay its outstanding debt obligations.

Significant accounting policies and pending accounting pronouncements are addressed in detail in the Company’s Form10-K filing for the year ended December 31, 2011.  There have been no significant changes in these matters since that filing.

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

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the difficulty in locating new business opportunities, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 during the three months ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

101 Interactive Data Files

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.
By:/s/Jeff W. Holmes	Date: May 15, 2012
Jeff W. Holmes, CEO

By:/s/Kevin J. Asher	Date: May 15, 2012
Kevin J. Asher, CFO