Form 10-Q
period 2012-06-30
CALIBRUS, INC.
filed 2012-08-14
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

CALIBRUS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	000-53548	86-0970023
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

1225 W. Washington Street, Suite 213, Tempe AZ  85281
(Address of principal executive offices) (Zip Code)

(602) 778-7516
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
———————

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and (2) has been subject to such filing requirements for the past 90 days.

		[X]	Yes	[ ]	No
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports.

		[X]	Yes	[ ]	No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of August 14, 2012 is 13,858,580.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	Unaudited
Current Assets
Cash and cash equivalents	$38,581	$11,065
Accounts receivable - trade, net	466,594	526,413
Prepaid expenses	133,949	13,094
Deferred financing fees	-	500
Assets held for sale	49,767	58,361

Total Current Assets	688,891	609,433

Property and equipment, net	9,732	10,303
Deposits	935	1,050

Total Assets	$699,558	$620,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable - current portion	$-	$10,000
Convertible related party notes payable - current portion	15,000	15,000
Note payable - current portion	450,000	50,000
Related party notes payable, net of discount - current portion	558,233	367,733
Due to factor	298,033	238,966
Accounts payable - trade	470,352	476,699
Accrued liabilities	282,026	216,870

Total Current Liabilities	2,073,644	1,375,268

Total Liabilities	2,073,644	1,375,268

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 13,858,580 and
13,808,580 shares issued and outstanding, respectively	13,859	13,809
Additional paid-in capital	9,293,385	9,277,185
Accumulated deficit	(10,681,330)	(10,045,476)

Total Stockholders' Equity (Deficit)	(1,374,086)	(754,482)

Total Liabilities and Stockholders' Equity (Deficit)	$699,558	$620,786

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Research and development expenses	458,270	370,542	820,781	740,424
General and administrative expenses	264,206	444,368	446,973	818,584

	(722,476)	(814,910)	(1,267,754)	(1,559,008)

Other Income (Expense):
Interest income	-	1	-	1
Interest expense	(53,307)	(65,458)	(126,478)	(122,357)

	(53,307)	(65,457)	(126,478)	(122,356)

Loss from continued operations	(775,783)	(880,367)	(1,394,232)	(1,681,364)

Income from discontinued operations	345,140	334,793	758,378	726,363

Loss before income taxes	(430,643)	(545,574)	(635,854)	(955,001)

Income taxes	-	-	-	-

Net loss	$(430,643)	$(545,574)	$(635,854)	$(955,001)

Loss per common share from continued operations
Basic and diluted	$(0.06)	$(0.13)	$(0.10)	$(0.25)

Income per common share from discontinued operations
Basic and diluted	$0.03	$0.05	$0.05	$0.11

Net loss per common share
Basic and diluted	$(0.03)	$(0.08)	$(0.05)	$(0.14)

Weighted average common shares; basic and diluted	13,811,327	6,794,600	13,809,969	6,794,600

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(635,854)	$(955,001)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	10,666	472,267
Options expense	-	4,319
Amortization of debt discount	17,500	-
Amortization of deferred financing fees	500	1,158
Changes in assets and liabilities:
Accounts receivable - trade	59,819	(107,834)
Prepaid expenses	(120,855)	6,133
Deposits	115	743
Accounts payable - trade	(6,347)	26,849
Accrued liabilities	65,156	110,491

Net cash used by operating activities	(609,300)	(440,875)

Cash flows from investing activities:
Purchase of fixed assets	(1,501)	(21,037)

Net cash used by investing activities	(1,501)	(21,037)

Cash flows from financing activities:
Proceeds from exercise of warrants	16,250	-
Proceeds from issuance of debt	605,000	401,000
Repayment of debt	(42,000)	(10,000)
Proceeds from factoring line	1,353,677	1,207,345
Repayment of factoring line	(1,294,610)	(1,148,018)

Net cash provided by financing activities	638,317	450,327

Net increase (decrease) in cash and cash equivalents	27,516	(11,585)

Cash and cash equivalents at beginning of period	11,065	21,519

Cash and cash equivalents at end of period	$38,581	$9,934

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$89,303	$25,610
Income taxes	$50	$50

The Accompanying Notes are an integral part of these Condensed Financial Statements.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2012, and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose has been to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.   On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification business to Calibrus Hosted Business Solutions, LLC (Note 8).  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.

Reclassifications:

Certain balances in the accompanying financial statements were reclassified to conform to the current period’s presentation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the collection of accounts receivable, the valuation/classification of assets held for sale and the valuation of stock options and warrants.  Actual results could differ from those estimates.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the six month periods ended June 30, 2012 and 2011 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Loss available to common stockholders	$(430,643)	$(545,574)	$(635,854)	$(955,001)

Weighted average number of common shares
used in basic earnings per share	13,811,327	6,794,600	13,809,969	6,794,600

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Convertible debt	-	-	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	13,811,327	6,794,600	13,809,969	6,794,600

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  For the six month periods ended June 30, 2012 and 2011 the Company had outstanding options to purchase 2,733,334 and 2,512,499 shares of common stock at a per share weighted average exercise prices of $.89 and $1.09, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  For the six month periods ended June 30, 2012 and 2011 the Company had outstanding warrants to purchase 971,588 and 722,000 shares of common stock at a per share weighted average exercise price of $.39 and $1.70, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of June 30, 2012 the Company has $15,000 principal balance of convertible debentures along with $4,062 in accrued interest which is convertible into 12,708 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.  As of June 30, 2011 the Company had $1,160,000 principal balance of convertible debentures along with $159,181 in accrued interest which would have been convertible into 879,454 shares of the Company’s common stock if converted, which were deemed to be anti-dilutive.

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, management believes collectability is reasonably assured at the time of performance. The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45, Principal Agent Considerations.

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

The effective income tax rate of 0% for the six months ended June 30, 2012 and 2011 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  For the six month period ended June 30, 2012 a tax benefit of approximately $250,000 would have been generated.  For the six month period ended June 30, 2011 a tax benefit of approximately $340,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of June 30, 2012 the Company had net operating losses of approximately $7,300,000 resulting in a deferred tax asset of approximately $2,850,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 350-40, Intangibles – Internal Use Software.  The product was under development through November 2010 and reached availability for general commercial use in December 2010.  Capitalized costs are being amortized over the estimated economic life of the product, which is estimated to be 3 years.  Amortization expense for the six months ended June 30, 2012 and 2011 was nil and $458,582, respectively.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On December 31, 2011, the Company reviewed the carrying value of its capitalized software development costs and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at December 31, 2011.  The Company recorded impairment expense of $1,757,898 related to this impairment in the results from operations for the year ended December 31, 2011.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

As of June 30, 2012 the Company owed a total of $152,400 in short-term advances to its CEO and an additional $50,000 through a bridge loan.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due September 30, 2012.

As of June 30, 2012 the Company owed a total of $45,000 in short-term advances to the Mother of the CEO and President and an additional $15,000 in convertible debentures.  The short-term advances are non-interest bearing and the debenture accrues interest at the stated rate of 12% per annum and is due September 30, 2012.

During the quarter ended June 30, 2012, the Company issued a promissory note in the principal amount of $67,500 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The term of the note is 6 months with a stated interest rate of 12% per annum with interest due monthly.  The Company received gross proceeds from the note of $65,000 with $2,500 being retained by Mr. Holmes as an origination fee.  The $2,500 note discount is being amortized over the life of the loan or at the rate of $417 per month.  The Company also owed an additional $20,000 in short-term advances and an additional $200,000 in principal balance note to its President.  The short-term advances are non-interest bearing and the debenture accrues interest at the stated rate of 12% per annum and is due September 30, 2012.

As of June 30, 2012 the Company owed a total of $15,000 in bridge loans to entities controlled by one of its Directors.  The notes accrue interest at the stated interest rate of 12% per annum and is due September 30, 2012.

As of June 30, 2012 the Company owed $10,000 in principal to one of its Directors.  The notes accrue interest at the stated interest rate of 12% per annum and is due September 30, 2012.

3.   Convertible Notes Payable

In January 2012, the Company paid $10,000 of the $25,000 in convertible debentures that were outstanding as of December 31, 2011.  As of June 30, 2012 the Company has $15,000 in convertible debentures outstanding to the Mother of the CEO and President as discussed above, which are convertible at $1.50 per share.

4.   Notes Payable

On April 26, 2012, the Company issued an unsecured multiple advance promissory note to Calibrus Hosted Business Solutions, LLC in the amount of $250,000.  The note called for two advances in the separate amounts of $150,000, due on execution, and a second advance of $100,000, due 30 days from execution.  The note is non-interest bearing and is due on July 26, 2012.  If the principal balance is not paid in full by the due date interest will accrue retroactively at the rate of 18% per annum.  On June 15, 2012, in conjunction with the signing of the asset purchase agreement between Calibrus, Inc. and Calibrus Hosted Business Solutions, LLC, the note was amended and restated thereby adjusting the principal balance to the $150,000 received by the Company and extending the due date to September 1, 2012 or the closing date of the asset purchase agreement, whichever occurs later.  If for any reason the transaction is cancelled or the closing does not occur, all principal and interest will become immediately due.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.   Notes Payable (Continued)

On June 15, 2012, in conjunction with the signing of the asset purchase agreement between Calibrus, Inc. and Calibrus Hosted Business Solutions, LLC, the Company issued an unsecured multiple advance promissory note to an individual in the amount of $250,000.  The note calls for two advances in separate amounts totaling $100,000, due on execution, and a second advance of $150,000 which was due on June 28, 2012.  The note is non-interest bearing and is due on September 1, 2012 or the closing date of the asset purchase agreement, whichever occurs later.  If the principal balance is not paid in full by the due date interest will accrue retroactively at the rate of 18% per annum.  If for any reason the transaction is cancelled or the closing does not occur, all principal and interest will become immediately due.

5.   Due to Factor

During the quarter ended March 31, 2012 the Company received an over-advance on its factoring line from Factors Sotuhwest, LLC in the amount of $115,000.  Interest on the over-advance is 5% per 30-day period.  As of June 30, 2012 the balance of the over-advance is $95,000 and is included in the due to factor balance.  Interest on the over-advance is included in interest expense.

6.   Common Stock

On June 26, 2012 the Company issued 50,000 shares of its commons stock in relation to the exercise of warrants.  The Company received $16,250 in proceeds from the issuance.

7.   Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  In connection with the signing of the asset purchase agreement between Calibrus, Inc. and Calibrus Hosted Business Solutions, LLC on June 15, 2012, which sale is scheduled to close on August 31, 2012 and will result in the disposition of all of its assets related to the Third Party Verification (“TPV”) Business, the Company has classified those assets as held-for-sale and has made the following disclosures and classifications in the presentation of its financial statements.

The assets classified as held-for-sale are as follows:

	June 30, 2012	December 31, 2011

Property and equipment, net	$22,168	$30,762
Deposits	27,599	27,599
Total assets held-for-sale	$49,767	$58,361

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.   Held-for-Sale Disclosures and Financial Statement Presentation (Continued)

The Company has presented the TPV business statements of operations as discontinued operations.  The results of discontinued operations related to the TPV business included in the accompanying statement of operations for the three and six month periods ending June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenue	$843,391	$814,293	$1,762,799	$1,684,612

Cost of revenue	327,677	306,781	684,980	608,957

Gross profit	515,714	507,512	1,077,819	1,075,655

Operating expenses	170,574	172,719	319,441	349,292

Income from discontinued operations	$345,140	$334,793	$758,378	$726,363

8.   TPV Business Sale

On June 15, 2012, the Company entered into an asset purchase agreement with Calibrus Hosted Business Solutions, LLC, an Arizona limited liability company under which the Buyer will purchase substantially all of the assets of the Company’s TPV Business for $3,000,000 in cash, subject to adjustment. The closing date of the transaction is to be on or before August 31, 2012.  The initial purchase price consideration due upon closing is $2,000,000 less the $400,000 already advanced in the form of short-term notes payable, this $400,000 will reduce the initial payment due to the Company upon closing to $1,600,000.

Within thirty days after the end of the twelve month period immediately following the Closing Date, the Buyer will pay the Company $500,000 in cash, subject to adjustment. Within such thirty-day period, the Buyer will calculate the gross revenues received from all of the existing customers of the TPV Business as of the Closing Date and from six prospective customers of the TPV Business that the Company has actively engaged or can demonstrate proof of active engagement for new business for the twelve-month period beginning on the Closing Date and ending on the last day of the twelfth month following the Closing Date.  If the Twelve Month Revenue is equal to $3,500,000, there will be no adjustment to the Twelve Month Payment. If the Twelve Month Revenue is less than $3,500,000, the Twelve Month Payment will be reduced by $1.25 for every $1.00 the Twelve Month Revenue is less than $3,500,000. If the Twelve Month Revenue is equal to or less than $3,100,000, the Buyer will not owe the Twelve Month Payment to the Company. If the Twelve Month Revenue is greater than $3,500,000, the Twelve Month Payment will be increased by $0.20 for every $1.00 the Twelve Month Revenue is greater than $3,500,000 until the Twelve Month Revenue equals or exceeds $5,000,000, at which time no further payments will be due the Company.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   TPV Business Sale (Continued)

Within thirty days after the end of the eighteen month period immediately following the Closing Date, the Buyer will pay the Company $500,000, subject to adjustment. Within such thirty-day period, the Buyer will calculate the gross revenues received from the Business Customers for the twelve month period beginning on the first day of the seventh month following the Closing Date and ending at the end of the eighteenth month following the Closing Date (the “Eighteen Month Revenue”). If the Eighteen Month Revenue is equal to $3,500,000, there will be no adjustment to the Eighteen Month Payment. If the Eighteen Month Revenue is less than $3,500,000, the Eighteen Month Payment will be reduced by $1.25 for every $1.00 the Eighteen Month Revenue is less than $3,500,000. If the Eighteen Month Revenue is equal to or less than $3,100,000, Buyer will not owe the Eighteen Month Payment to the Company. If the Eighteen Month Revenue is greater than $3,500,000, the Eighteen Month Payment will be increased by $0.20 for every $1.00 the Eighteen Month Revenue is greater than $3,500,000 until the Eighteen Month Revenue equals or exceeds $5,000,000, at which time no further payments will be due to the Company.

We must pay a termination fee of $250,000, plus all reasonable out of pocket expenses incurred by CHBS (including, without limitation, attorneys' fees) in an amount not to exceed $100,000, if we fail to close the transaction contemplated by the Asset Purchase Agreement in accordance with its terms after satisfaction or waiver of all required conditions to closing.

9.   Liquidity

Following the sale of the Company’s TPV business, as discussed above, the Company will be divesting itself of its only revenue generating source.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on the ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.  If the Company is unable to raise additional capital it may be forced to cease operations.

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

Overview

On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification (“TPV") business to Calibrus Hosted Business Solutions, LLC.  The Company made this decision in order to focus on its Social Networking operations which currently includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   The Company continues to invest large amounts of capital into improvements of Fanatic Fans.  The Company will need to raise significant additional capital in order to execute the business plans related to Fanatic Fans and JabberMonkey.  Operating results related to the Company’s TPV business have been classified as discontinued operations.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Research and Development	458,270	370,542	820,781	740,424
General and Administrative Expenses	264,206	444,368	446,973	818,584
Interest Income	-	(1)	-	(1)
Interest Expense	53,307	65,458	126,478	122,357
Loss from continued operations	(775,783)	(880,367)	(1,394,232)	(1,681,364)
Income from discontinued operations	345,140	334,793	758,378	726,363
Net Loss	$(430,643)	$(545,574)	$(635,854)	$(955,001)

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenue – The Company had no revenues related to its social networking business for the three months ended June 30, 2012 or 2011.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the three months ended June 30, 2012 or 2011.

Gross Profit – The Company had no gross profit related to its social networking business for the three months ended June 30, 2012 or 2011.

Research and Development – Research and development expenses increased to $458,270 in the second quarter 2012 from $370,542 in the second quarter 2011, an increase of 23.68%.  The increase was the result of additional developers and costs associated with the Company’s development of its Fanatic Fans application.

General and Administrative Expenses – General and administrative expense decreased 40.54% to $264,206 in the second quarter 2012 from $444,368 in the second quarter 2011.  The decrease was directly related to the Company not incurring amortization expense on its JabberMonkey.com website in the second quarter 2012 due to the full impairment of capitalized software costs at December 31, 2012.  Amortization expense in the second quarter 2011 totaled $229,291.  Excluding amortization expense, general and administrative expenses for the second quarter 2012 remained flat in comparison to the second quarter 2011.

Interest Expense – Interest expense decreased to $53,307 for the second quarter 2012 from $65,458 in the second quarter 2011.  The decrease in interest expense was related to the Company no longer incurring interest expense related to the debentures which were converted in the third quarter 2011 and was partially offset by higher factoring fees incurred on the over-advance from Factors Southwest, LLC and higher interest debt.

Loss from Continued Operations – The Company generated a loss from continued operations of ($775,783) for the second quarter 2012 compared to a loss from continued operations of ($880,367) in the second quarter 2011, a difference of $104,584.   The decrease in loss from continued operations is attributable to reductions in amortization and interest expense and was partially offset by higher research and development expenses.

Income from Discontinued Operations – The Company generated income from discontinued operations of $345,140 in the second quarter 2012 compared to income from discontinued operations of $334,793 for the second quarter 2011.  The increase was due to higher prices being charged to customers but was partially offset by decreased call volume in the TPV business.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenue – The Company had no revenues related to its social networking business for the six months ended June 30, 2012 or 2011.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the six months ended June 30, 2012 or 2011.

Gross Profit – The Company had no gross profit related to its social networking business for the six months ended June 30, 2012 or 2011.

Research and Development – Research and development expenses increased to $820,781 for the half year 2012 from $740,424 for the half year 2011, an increase of 10.85%.  The increase was the result of additional developers and costs associated with the Company’s development of its Fanatic Fans application.

General and Administrative Expenses – General and administrative expense decreased 45.40% to $446,973 in the half year 2012 from $818,584 in the half year 2011.  The decrease was directly related to the Company not incurring amortization expense on its JabberMonkey.com website in the half year 2012 and was partially offset by higher legal fees related to the sale of its Third Party Verification business.  Amortization expense in the half year 2011 totaled $458,582.

Interest Expense – Interest expense increased to $126,478 for the half year 2012 from $122,357 in the half year 2011.  The small increase in interest expense was related to higher factoring fees incurred on the over-advance from Factors Southwest, LLC and higher interest debt and was offset by a reduction in interest expense related to the conversion of the debt in the third quarter 2011.

Loss from Continued Operations – The Company generated a loss from continued operations of ($1,394,232) for the half year 2012 compared to a loss from continued operations of ($1,681,364) in the half year 2011, a difference of $287,132.   The decrease in loss from continued operations is attributable to reductions in amortization expense and was partially offset by higher legal fees related to the sale of the Third Party Verification business and increased research and development expenses.

Income from Discontinued Operations – The Company generated income from discontinued operations of $758,378 in the half year 2012 compared to income from discontinued operations of $726,363 for the half year 2011. The increase was due to higher prices being charged to customers but was partially offset by decreased call volume in the TPV business.

Liquidity and Capital Resources

As of June 30, 2012 we had cash on hand of $38,581 and negative working capital of $1,384,754.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.  The Company has been and continues to use cash in its operations as it focuses on its social networking business which to date has generated no revenues or cash flows.  Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000  in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000, of which $15,000 in principal balance remains outstanding at June 30, 2012.  The Company also received an additional $140,000 in short term advances during the six months ended June 30, 2012 from its CEO.  The Company has also received an additional $65,000 in the form of a bridge loan from its President.  In addition, the Company has received $400,000 in short-term financing from the proposed buyers of its TPV business which is further discussed below.

On June 15, 2012, the Company entered into an asset purchase agreement with Calibrus Hosted Business Solutions, LLC, an Arizona limited liability company under which the Buyer will purchase substantially all of the assets of the Company’s TPV Business for $3,000,000 in cash, subject to adjustment. The closing date of the transaction is to be on or before August 31, 2012.  The initial purchase price consideration due upon closing is $2,000,000 less the $400,000 already advanced in the form of short-term notes payable.  This $400,000 will reduce the initial payment due to the Company upon closing to $1,600,000.

Within thirty days after the end of the twelve month period immediately following the Closing Date, the Buyer will pay the Company $500,000 in cash, subject to adjustment. Within such thirty-day period, the Buyer will calculate the gross revenues received from all of the existing customers of the TPV Business as of the Closing Date and from six prospective customers of the TPV Business that the Company has actively engaged or can demonstrate proof of active engagement for new business for the twelve-month period beginning on the Closing Date and ending on the last day of the twelfth month following the Closing Date.  If the Twelve Month Revenue is equal to $3,500,000, there will be no adjustment to the Twelve Month Payment. If the Twelve Month Revenue is less than $3,500,000, the Twelve Month Payment will be reduced by $1.25 for every $1.00 the Twelve Month Revenue is less than $3,500,000. If the Twelve Month Revenue is equal to or less than $3,100,000, the Buyer will not owe the Twelve Month Payment to the Company. If the Twelve Month Revenue is greater than $3,500,000, the Twelve Month Payment will be increased by $0.20 for every $1.00 the Twelve Month Revenue is greater than $3,500,000 until the Twelve Month Revenue equals or exceeds $5,000,000, at which time no further payments will be due the Company.

Within thirty days after the end of the eighteen month period immediately following the Closing Date, the Buyer will pay the Company $500,000 in cash, subject to adjustment. Within such thirty-day period, the Buyer will calculate the gross revenues received from the Business Customers for the twelve month period beginning on the first day of the seventh month following the Closing Date and ending at the end of the eighteenth month following the Closing Date (the “Eighteen Month Revenue”). If the Eighteen Month Revenue is equal to $3,500,000, there will be no adjustment to the Eighteen Month Payment. If the Eighteen Month Revenue is less than $3,500,000, the Eighteen Month Payment will be reduced by $1.25 for every $1.00 the Eighteen Month Revenue is less than $3,500,000. If the Eighteen Month Revenue is equal to or less than $3,100,000, Buyer will not owe the Eighteen Month Payment to the Company. If the Eighteen Month Revenue is greater than $3,500,000, the Eighteen Month Payment will be increased by $0.20 for every $1.00 the Eighteen Month Revenue is greater than $3,500,000 until the Eighteen Month Revenue equals or exceeds $5,000,000, at which time no further payments will be due to the Company.

With the exception of the $400,000 in short-term loans which are due on the latter of September 1, 2012 or the closing of the asset purchase agreement, the Company has received extensions on all of its outstanding debt through September 30, 2012.  If the sale transaction does not occur or is cancelled for any reason, the $400,000 in principal and associated interest will become immediately due.

The Company intends to satisfy its outstanding debt obligations out of the proceeds from the sale of the TPV Business.  However, with the sale of the TPV Business the Company will be divesting itself of its only revenue generating source and we cannot project when or if our social networking offerings will be successful.  As such the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on the ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

The Company believes that based on its current operating expenses and after satisfying its outstanding debt obligations it will have approximately 4 to 5 months of operating cash.  If the Company is unable to raise additional cash flow it will be forced to cease operations.

Significant accounting policies and pending accounting pronouncements are addressed in detail in the Company’s Form 10-K filing for the year ended December 31, 2011.  Other than the classification of assets held for sale and presentation of discontinued operations, there have been no significant changes in these matters since that filing.

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

None.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our definitive proxy statement for the special meeting of shareholders as filed with the Securities and Exchange Commission on July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our proxy statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 or in our proxy statement during the six months ended June 30, 2012 other than listed below.

Risks related to the sale of the TPV Business

If the closing of the sale of the TPV Business does not occur, we will not benefit from the expenses we have incurred in the pursuit of the sale of the TPV Business.

We have incurred substantial expenses in connection with the sale of the TPV Business. The completion of the sale of the TPV Business depends on the satisfaction of specified conditions in the Asset Purchase Agreement. We cannot guarantee that these conditions will be met. If the sale of the TPV Business is not completed, these expenses could have a material adverse impact on our financial condition and results of operations. In addition, the market price of our common stock could decline in the event that the sale of the TPV Business is not consummated as our current market price may reflect an assumption that the sale of the TPV Business will be completed.

If the sale of the TPV Business is not completed, we may have to revise our business strategy.

During the past several months, our management has been focused on, and has devoted significant resources to, the sale of the TPV Business. This focus is continuing and we have not pursued certain business opportunities which may have been beneficial to us. If the sale of the TPV Business is not completed, we will have to revisit our business strategy in an effort to determine what changes may be required in order for us to continue its operations. We may need to consider raising additional capital or financing in order to continue as a going concern if the sale of the TPV Business is not completed. No assurance can be given whether we would be able to successfully raise capital or financing in such circumstances or, if so, under what terms.

If the Asset Purchase Agreement were terminated, such termination could negatively impact the Company.

If the Asset Purchase Agreement is terminated, there may be various consequences. For example, the Company's business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the sale of the TPV Business, without realizing any of the anticipated benefits of completing the sale of the TPV Business, or the market price of the Company's common stock could decline to the extent that the current market price reflects a market assumption that the sale of the TPV Business will be completed. If the Asset Purchase Agreement is terminated and the Company's Board of Directors seeks another transaction or business combination, the Company's stockholders cannot be certain that the Company will be able to find a party willing to pay an equivalent or more attractive price than the price CHBS has agreed to pay in the sale of the TPV Business. Furthermore, under certain specified circumstances, the Company will be required to pay a termination fee of $250,000 and reimburse certain legal expenses of CHBS up to $100,000 if the Asset Purchase Agreement is terminated by the Company under certain conditions and it is possible that the Company would have insufficient liquidity to pay such termination fee if and when due.

If the sale of the TPV Business is not consummated by September 7, 2012, either CHBS or the Company may choose not to proceed with the sale of the TPV Business.

Either CHBS or the Company may terminate the Asset Purchase Agreement if the sale of the TPV Business has not been completed by September 7, 2012 (subject to certain automatic extensions).

The Asset Purchase Agreement limits the Company's ability to pursue alternatives to the sale of the TPV Business.

The Asset Purchase Agreement contains provisions that limit the Company's ability to solicit competing third-party proposals to acquire all or a significant part of the Company. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay more consideration for the TPV Business than that proposed in the Asset Purchase Agreement.

The Company will be subject to business uncertainties and contractual restrictions while the sale of the TPV Business is pending.

Uncertainty about the effect of the sale of the TPV Business on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company's ability to attract, retain and motivate key personnel until the sale of the TPV Business is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the sale of the TPV Business, as certain employees may experience uncertainty about their future roles, if any, with CHBS. In addition, the Asset Purchase Agreement restricts the Company from making certain acquisitions and taking other specified actions until the sale of the TPV Business occurs, without the prior consent of CHBS. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the sale of the TPV Business.

The Company may not have adequate liquidity to maintain its operations while the sale of the TPV Business is pending.

We require substantial liquidity to maintain our production facilities, meet scheduled debt and lease obligations and run our normal business operations. While the sale of the TPV Business is pending and we continue to operate at or close to the minimum cash levels necessary to support our normal business operations, our need for cash might continue to intensify and we might be unable to make payments to our suppliers, which could severely limit our ability to close the sale of the TPV Business and may result in the termination of the Asset Purchase Agreement that could require us to pay the termination fee.

The Company cannot be certain of the exact amount of the Purchase Price as it is subject to adjustment under specified circumstances described in the Asset Purchase Agreement.

CHBS has agreed to pay us an aggregate of $3,000,000, subject to adjustment pursuant to the terms of the Asset Purchase Agreement, of which $2,000,000 will be paid in cash at the closing, $500,000 may be paid in cash twelve months after the closing and $500,000 may be paid in cash eighteen months after the closing, subject to the certain conditions. On the closing date, CHBS will pay us $2,000,000 in cash, subject to adjustment for any amounts we owe to CHBS under an Amended and Restated Senior Multiple Advance Promissory Note, dated June 15, 2012 we executed in favor of CHBS (the "CHBS Note"), and a Senior Multiple Advance Promissory Note, dated June 15, 2012, we executed in favor of a third party (the "Third Party Note"). The CHBS Note and the Third Party Note are collectively referred to herein as the "Pre-Closing Note."  This initial $2,000,000 payment will be reduced by the amount, if any, outstanding and payable to CHBS under the Pre-Closing Note, which is $400,000 as of the date hereof, and the Pre-Closing Note will then be cancelled and treated as paid in full.  In addition, the remaining additional payments of $500,000 in cash twelve months after closing (the "Twelve Month Payment") and eighteen months after closing (the "Eighteen Month Payment"), are each subject to adjustment based upon the gross revenues received from all of the existing customers of the TPV Business during such twelve-month and eighteen month periods, respectively.

The completion of the sale of the TPV Business is subject to the satisfaction or waiver of conditions.

The sale of the TPV Business is subject to the satisfaction or waiver of a number of closing conditions set forth in the Asset Purchase Agreement. If these conditions are not satisfied or waived, the sale of the TPV Business will not be completed. Also, even if all of these conditions are satisfied, the sale of the TPV Business may not be completed, as each of the Company and CHBS has the right to terminate the Asset Purchase Agreement under certain circumstances specified in the Asset Purchase Agreement.

By completing the sale of the TPV Business, we will become less diversified.

By selling our TPV Business, we will be divesting ourselves of our only business segment that is generating revenue and cash flow.  We will become a pure social media company focused on the development and commercialization of Fanatic Fans.  We may also invest in or acquire other social media businesses or technologies in the future if an attractive opportunity presents itself, if we have sufficient capital to explore them, but we have no current opportunities or specific plans to do so at this time.  The sale of our TPV Business increases our business risk because we will be less diversified than before such sale and because we do expect that Fanatic Fans, our remaining business, will not generate any revenue in the immediate future.

After the sale of the TPV Business, we will become a pure social networking company in a highly competitive field with high investment costs and high risks.

After the sale, we will be a social media company.  We must still complete certain development of Fanatic Fans before we can make a full commercial launch of it to the public.  We must achieve a certain level of users of Fanatic Fans before it can be monetized and produce revenue for us.  We will have to raise substantial additional capital to drive users and merchants to Fanatic Fans and eventually generate revenues and reach profitability, if ever.   We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services from merchants and third party service providers.  For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application.  It will take time, management effort and capital to attract users to Fanatic Fans. There can be no assurance that any users will come.  These timeframes, along with the general state of development create additional uncertainty as to the potential success of Fanatic Fans.  The application may not work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it.  Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

We will need additional capital to operate Fanatic Fans.

We will require capital in addition to the proceeds received from the sale of the TPV Business to accomplish our business plan for Fanatic Fans.  Traditional forms of financing, such as bank loans, are not available to us.  We anticipate that it will be difficult to raise capital from other sources and the terms upon which we may be able to do so may not be favorable.  This may result in substantial dilution to current stockholders.  There can be no assurance that we will be able to raise the required capital to develop and commercialize Fanatic Fans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2012, the Company issued 50,000 shares of common stock related to the exercise of a common stock purchase warrant for total proceeds of $16,250.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

       None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description
31	Certificate of Jeff W. Holmes and Kevin J. Asher pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32	Certificate of Jeff W. Holmes and Kevin J. Asher pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By:/s/Jeff W. Holmes	Date: August 14, 2012
Jeff W. Holmes, CEO

By:/s/Kevin J. Asher	Date: August 14, 2012
Kevin J. Asher, CFO