Form 10-Q/A
period 2012-06-30
CALIBRUS, INC.
filed 2012-08-20
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The number of shares of the issuer’s Common Stock outstanding as of August 20, 2012 is 13,858,580.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Calibrus, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to update subsequent events through the date of this filing. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By:/s/Jeff W. Holmes	Date: August 20, 2012
Jeff W. Holmes, CEO

By:/s/Kevin J. Asher	Date: August 20, 2012
Kevin J. Asher, CFO