Form 10-Q
period 2012-09-30
CALIBRUS, INC.
filed 2012-11-19
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
or

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

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of November 19, 2012 is 13,871,080.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2012	December 31, 2011
	Unaudited
Current Assets
Cash and cash equivalents	$6,417	$11,065
Accounts receivable - trade, net	481,501	526,413
Prepaid expenses	6,312	13,094
Deferred financing fees	-	500

Total Current Assets	494,230	551,072

Property and equipment, net	9,248	10,303
Deposits	935	1,050
Assets held for sale	18,086	58,361

Total Assets	$522,499	$620,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable - current portion	$-	$10,000
Convertible related party notes payable - current portion	15,000	15,000
Notes payable - current portion	450,000	50,000
Related party notes payable and advances, net of discount - current portion	559,483	367,733
Due to factor	290,500	238,966
Accounts payable - trade	846,609	476,699
Accrued liabilities	311,664	216,870

Total Current Liabilities	2,473,256	1,375,268

Total Liabilities	2,473,256	1,375,268

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 13,871,080 and
13,808,580 shares issued and outstanding, respectively	13,872	13,809
Additional paid-in capital	9,297,436	9,277,185
Accumulated deficit	(11,262,065)	(10,045,476)

Total Stockholders' Equity (Deficit)	(1,950,757)	(754,482)

Total Liabilities and Stockholders' Equity (Deficit)	$522,499	$620,786

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Research and development expenses	470,915	364,687	1,291,696	1,105,111
Impairment expense	108,457	-	108,457	-
General and administrative expenses	287,601	428,625	734,574	1,242,293

	(866,973)	(793,312)	(2,134,727)	(2,347,404)

Other Income (Expense):
Interest income	-	13	1	14
Interest expense	(78,277)	(79,540)	(204,755)	(201,896)

	(78,277)	(79,527)	(204,754)	(201,882)

Loss from continued operations	(945,250)	(872,839)	(2,339,481)	(2,549,286)

Income from discontinued operations	364,515	513,677	1,122,892	1,235,123

Loss before income taxes	(580,735)	(359,162)	(1,216,589)	(1,314,163)

Income taxes	-	-	-	-

Net loss	$(580,735)	$(359,162)	$(1,216,589)	$(1,314,163)

Loss per common share from continued operations
Basic and diluted	$(0.07)	$(0.13)	$(0.17)	$(0.37)

Income per common share from discontinued operations
Basic and diluted	$0.03	$0.08	$0.08	$0.18

Net loss per common share
Basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.19)

Weighted average common shares; basic and diluted	13,859,129	6,830,040	13,826,529	6,806,457

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(1,216,589)	$(1,314,163)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	15,232	709,445
Amortization of financing costs	500	1,987
Option expense	-	4,319
Amortization of debt discount	18,750	8,333
Impairment expense	108,457	-
Stock issued for services	-	15,000
Changes in assets and liabilities:
Accounts receivable - trade	44,912	(223,141)
Prepaid expenses	(74,076)	6,133
Deposits	115	743
Accounts payable - trade	369,910	(122,239)
Accrued liabilities	94,794	148,822

Net cash used by operating activities	(637,995)	(764,761)

Cash flows from investing activities:
Purchase of fixed assets	(1,501)	(21,037)

Net cash used by investing activities	(1,501)	(21,037)

Cash flows from financing activities:
Proceeds from exercise of warrants	20,314	-
Proceeds from issuance of debt	605,000	741,000
Repayment of debt	(42,000)	(116,000)
Proceeds from factoring line	1,913,098	1,926,124
Repayment of factoring line	(1,861,564)	(1,783,751)

Net cash provided by financing activities	634,848	767,373

Net change in cash and cash equivalents	(4,648)	(18,425)

Cash and cash equivalents at beginning of period	11,065	21,519

Cash and cash equivalents at end of period	$6,417	$3,094

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$128,188	$82,491
Income taxes	$50	$50

The Accompanying Notes are an integral part of these Condensed Financial Statements.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2012, and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose has been to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.   On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification business to Calibrus Hosted Business Solutions, LLC (Note 8).  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   On September 7, 2012, Calibrus Hosted Business Solutions terminated the asset purchase agreement.  The Company is currently seeking a new buyer for its TPV Business.  The Company has presented assets related to its TPV Business as held-for-sale and has presented the TPV Business statements of operations as discontinued operations.

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

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates, which represent level 3 inputs

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the nine month periods ended September 30, 2012 and 2011 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Loss available to common stockholders	$(580,735)	$(359,162)	$(1,216,589)	$(1,314,163)

Weighted average number of common shares
used in basic earnings per share	13,859,129	6,830,040	13,826,529	6,806,457

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Convertible debt	-	-	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	13,859,129	6,830,040	13,826,529	6,806,457

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of September 30, 2012 and 2011 the Company had outstanding options to purchase 2,598,334 and 2,512,499 shares of common stock at a per share weighted average exercise prices of $.86 and $1.08, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  As of September 30, 2012 and 2011 the Company had outstanding warrants to purchase 959,088 and 774,500 shares of common stock at a per share weighted average exercise price of $.38 and $1.72, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of September 30, 2012 the Company has $15,000 principal balance of convertible debentures along with $4,516 in accrued interest which is convertible into 13,011 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.  As of September 30, 2011 the Company had $1,265,000 principal balance of convertible debentures along with $196,290 in accrued interest which would have been convertible into 974,193 shares of the Company’s common stock if converted, which were deemed to be anti-dilutive.

Revenue Recognition:

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, management believes collectability is reasonably assured at the time of performance. The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  This revenue source has historically been immaterial. The Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45, Principal Agent Considerations.

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

The effective income tax rate of 0% for the nine months ended September 30, 2012 and 2011 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective periods.  For the nine month period ended September 30, 2012 a tax benefit of approximately $475,000 would have been generated.  For the nine month period ended September 30, 2011 a tax benefit of approximately $470,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of September 30, 2012 the Company had net operating losses of approximately $7,850,000 resulting in a deferred tax asset of approximately $3,060,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Software Development:

The Company capitalizes certain software costs in accordance with FASB ASC 350-40, Intangibles – Internal Use Software.  The JabberMonkey website was under development through November 2010 and reached availability for general commercial use in December 2010. Capitalized costs were being amortized over the estimated economic life of the product, which was estimated to be 3 years. Amortization expense for the nine months ended September 30, 2012 and 2011 was nil and $687,873, respectively.

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

2.   Related Party Transactions

As of September 30, 2012 the Company owed a total of $152,400 in short-term advances to its CEO and an additional $50,000 through a bridge loan.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2012.

As of September 30, 2012 the Company owed a total of $45,000 in short-term advances to the Mother of the CEO and President and an additional $15,000 in convertible debentures.  The short-term advances are non-interest bearing and the debenture accrues interest at the stated rate of 12% per annum and is due December 30, 2012.

During the quarter ended June 30, 2012, the Company issued a promissory note in the principal amount of $67,500 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The term of the note is 6 months with a stated interest rate of 12% per annum with interest due monthly.  The Company received gross proceeds from the note of $65,000 with $2,500 being retained by Mr. Holmes as an origination fee.  The $2,500 note discount is being amortized over the life of the loan or at the rate of $417 per month.  The Company also owed an additional $20,000 in short-term advances and an additional $200,000 in principal balance note to its President.  The short-term advances are non-interest bearing and the debenture accrues interest at the stated rate of 12% per annum and is due December 30, 2012.

As of September 30, 2012 the Company owed a total of $15,000 in bridge loans to entities controlled by one of its Directors.  The notes accrue interest at the stated interest rate of 12% per annum and are due December 31, 2012.

As of September 30, 2012 the Company owed $10,000 in principal to one of its Directors.  The note accrues interest at the stated interest rate of 12% per annum and is due December 31, 2012.

3.   Convertible Notes Payable

In January 2012, the Company paid $10,000 of the $25,000 in convertible debentures that were outstanding as of December 31, 2011.  As of September 30, 2012 the Company has $15,000 in convertible debentures outstanding to the Mother of the CEO and President as discussed above, which are convertible at $1.50 per share.

4.   Notes Payable

On April 26, 2012, the Company issued an unsecured multiple advance promissory note (“the “CHBS Note”)  to Calibrus Hosted Business Solutions, LLC (“CHBS”) in the amount of $250,000 to a note agreement ( the “Note Agreement”) .  The CHBS Note called for two advances in the separate amounts of $150,000, due on execution, and a second advance of $100,000, due 30 days from execution.  The CHBS Note is non-interest bearing and is due on July 26, 2012.  If the principal balance is not paid in full by the due date interest will accrue retroactively at the rate of 18% per annum.  On June 15, 2012, in conjunction with the signing of the asset purchase agreement between Calibrus, Inc. and  CHBS (the “Asset Purchase Agreement”), the CHBS Note was amended and restated thereby adjusting the principal balance to the $150,000 received by the Company and extending the due date to September 1, 2012 or the closing date of the Asset Purchase Agreement, whichever occurs later.  If for any reason the transaction was cancelled or the closing did not occur, all principal and interest become immediately due.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.   Notes Payable (Continued)

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the CHBS Note.  The Company has retroactively accrued interest on the $150,000 CHBS Note at 18%  per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the note agreement from September 16, 2012 through September 30, 2012.  At September 30, 2012, accrued interest on the CHBS Note totaled $12,353.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the Note Agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the asset purchase agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

On June 15, 2012, in conjunction with the signing of the Asset Purchase Agreement between Calibrus, Inc. and CHBS, the Company issued an unsecured multiple advance promissory note to an individual (the “Individual Note”) in the amount of $250,000.  The Individual Note called for two advances in separate amounts totaling $100,000, due on execution, and a second advance of $150,000 which was due on June 28, 2012.  The Individual Note  is non-interest bearing and is due on September 1, 2012 or the closing date of the Asset Purchase Agreement, whichever occurs later.  If the principal balance is not paid in full by the due date, interest will accrue retroactively at the rate of 18% per annum.  If for any reason the transaction is cancelled or the closing does not occur, all principal and interest will become immediately due.

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the Individual Note.  The Company has retroactively accrued interest on the $250,000 principal balance of the Individual Note at 18% per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the Note Agreement  from September 16, 2012 through September 30, 2012.  At September 30, 2012, accrued interest on the Individual Note  totaled $13,463. On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the Note Agreemement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

5.   Due to Factor

During the quarter ended March 31, 2012 the Company received an over-advance on its factoring line from Factors Southwest, LLC in the amount of $115,000.  Interest on the over-advance is 5% per 30-day period.  As of September 30, 2012 the balance of the over-advance is $95,000 and is included in the due to factor balance.  Interest on the over-advance is included in interest expense.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.   Common Stock

On June 26, 2012 the Company issued 50,000 shares of its common stock in relation to the exercise of warrants.  The Company received $16,250 in proceeds from the issuance.

On September 26, 2012 the Company issued 12,500 shares of its common stock in relation to the exercise of warrants.  The Company received $4,064 in proceeds from the issuance.

7.   Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  In connection with the signing of the Asset Purchase Agreement between Calibrus, Inc. and Calibrus Hosted Business Solutions, LLC on June 15, 2012, which sale was scheduled to close on August 31, 2012 and would have resulted in the disposition of all of its assets related to the Third Party Verification (“TPV”) Business, the Company has classified those assets as held-for-sale and has made the following disclosures and classifications in the presentation of its financial statements.  On September 7, 2012 the Company received notice that Calibrus Hosted Business Solutions terminated the asset purchase agreement and the sale transaction did not close.  The Company is in the process of seeking alternative buyers for the TPV Business.

The assets classified as held-for-sale are as follows:

	September 30, 2012	December 31, 2011

Property and equipment, net	$18,086	$30,762
Deposits	-	27,599
Total assets held-for-sale	$18,086	$58,361

The Company has presented the TPV business statements of operations as discontinued operations. The results of discontinued operations related to the TPV business included in the accompanying statement of operations for the three and nine month periods ending September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenue	$828,461	$996,858	$2,591,260	$2,681,471

Cost of revenue	303,930	351,340	988,911	960,297

Gross profit	524,531	645,518	1,602,349	1,721,174

Operating expenses	160,016	131,841	479,457	486,051

Income from discontinued operations	$364,515	$513,677	$1,122,892	$1,235,123

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.   TPV Business Sale

On June 15, 2012, the Company entered into the Asset Purchase Agreement with CHBS under which the CHBS was to purchase substantially all of the assets of the Company’s TPV Business for $3,000,000 in cash, subject to adjustment. The closing date of the transaction was to be on or before August 31, 2012.  The initial purchase price consideration due upon closing was $2,000,000 less the $400,000 already advanced in the form of short-term notes payable pursuant to the Note Agreements.  This $400,000 would have reduced the initial payment due to the Company upon closing to $1,600,000.

On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and thus the sale transaction did not occur.  The Company believes that CHBS breached the asset purchase agreement by refusing to close on the transaction.

The Company is in the process of seeking an alternative buyer of the TPV Business.

9.   Asset Impairment

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC for the continued development of its Fanatic Fans mobile application.  The Company had prepaid several months of rent amounts for the development office in Dubai.  Following the termination of the agreement and non-payment of several invoices to MeoMyo, LLC the development office was abandoned.  The Company expensed prepaid rent in the amount of $80,858 as a result of this as management estimates that these amounts would not be recoverable.  This amount is included in the asset impairment expense on the statement of operations.

During the quarter ended September 30, 2012 the Company expensed its $27,599 security deposit on its office space in Tempe, Arizona.  During the quarter, the Company was notified that because the office building in which it was located was placed into foreclosure the security deposit was not recoverable.  This amount is included in the asset impairment expense on the statement of operations.

10.   Liquidity

In the event that the Company sells its TPV Business, it will be divesting itself of its only revenue generating source.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on the ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.  If the Company is unable to raise additional capital it may be forced to cease operations.  The Company is operating the TPV Business at a small cash-flow positive state and will have to begin paying down its obligations out of this cash-flow.  Until such time a buyer is found for the TPV Business, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses related to support of the social media projects.

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

Overview

On June 15, 2012, the Company entered into a an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets related to the Company’s Third Party Verification (“TPV”) business to Calibrus Hosted Business Solutions, LLC ( “CHBS”).  The Company made this decision in order to focus on its social networking operations which currently includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   The Company continued to invest large amounts of capital into improvements of Fanatic Fans.  However, when the Asset Purchase Agreement between the Company and CHBS was cancelled the Company was forced to discontinue funding the development of Fanatic Fans.  On September 12, 2012, the Company cancelled its development contract with MeoMyo.  The Company will need to raise significant additional capital in order to execute the business plans related to Fanatic Fans and JabberMonkey.  Operating results related to the Company’s TPV business have been classified as discontinued operations.  On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and the sale transaction did not occur.  The Company believes that CHBS breached the asset purchase agreement by refusing to close on the transaction.

The Company is in the process of seeking an alternative buyer of the TPV Business.  If the Company is successful in this regard, its plans to use the proceeds from the sale of its TPV Business to continue the development of its Fanatic Fans social media initiative.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Research and Development	470,915	364,687	1,291,696	1,105,111
Impairment Expense	108,457	-	108,457	-
General and Administrative Expenses	287,601	428,625	734,574	1,242,293
Interest Income	-	(13)	(1)	(14)
Interest Expense	78,277	79,540	204,755	201,896
Loss from continued operations	(945,250)	(872,839)	(2,339,481)	(2,549,286)
Income from discontinued operations	364,515	513,677	1,122,892	1,235,123
Net Loss	$(580,735)	$(359,162)	$(1,216,589)	$(1,314,163)

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Revenue – The Company had no revenues related to its social networking business for the three months ended September 30, 2012 or 2011.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the three months ended September 30, 2012 or 2011.

Gross Profit – The Company had no gross profit related to its social networking business for the three months ended September 30, 2012 or 2011.

Research and Development – Research and development expenses increased to $470,915 in the third quarter 2012 from $364,687 in the third quarter 2011, an increase of 29.1%.  The increase was the result of additional developers and costs associated with the Company’s development of its Fanatic Fans application.

General and Administrative Expenses – General and administrative expense decreased 32.9% to $287,601 in the third quarter 2012 from $428,625 in the third quarter 2011.  The decrease was directly related to the reduction in amortization expense on its JabberMonkey.com website in the third quarter 2012 due to the full impairment of capitalized software costs at December 31, 2011.  However, this was partially offset by higher legal and accounting fees related to the attempted sale of its TPV Business.  Amortization expense in the third quarter 2011 totaled $229,291.

Impairment Expense – Impairment expense for the third quarter 2012 was $108,457.  The impairment relates to the expensing of $80,858 in prepaid rent paid to the Company’s developer for its development office in Dubai and the expensing of a $27,599 security deposit on the Company’s office building in Tempe, Arizona.

Interest Expense – Interest expense decreased by $1,263 for the third quarter 2012 from $79,540 in the third quarter 2011.  The decrease in interest expense was related to the reduction in interest expense related to the debentures which were converted in the third quarter 2011 and was offset by higher factoring fees incurred on the over-advance from Factors Southwest, LLC and higher interest debt.

Loss from Continued Operations – The Company generated a loss from continued operations of ($945,250) for the third quarter 2012 compared to a loss from continued operations of ($872,839) in the third quarter 2011, a difference of $72,411.  The increase in loss from continued operations is attributable to higher interest on its debt, increased research and development expenses, increased impairment expense, increased legal fees and was partially offset by reduced amortization expenses.

Income from Discontinued Operations – The Company generated income from discontinued operations of $364,515 in the third quarter 2012 compared to income from discontinued operations of $513,677 for the third quarter 2011.  The decrease was due to decreased call volumes in the TPV business.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenue – The Company had no revenues related to its social networking business for the nine months ended September 30, 2012 or 2011.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the nine months ended September 30, 2012 or 2011.

Gross Profit – The Company had no gross profit related to its social networking business for the nine months ended September 30, 2012 or 2011.

Research and Development – Research and development expenses increased to $1,291,696 for the nine months ended September 30, 2012 from $1,105,111 for the nine months ended September 30, 2011, an increase of 16.88%.  The increase was the result of additional developers and costs associated with the Company’s development of its Fanatic Fans application.

Impairment Expense – Impairment expense for the nine months ended September 30, 2012 was $108,457.  The impairment relates to the expensing of $80,858 in pre-paid rent paid to the Company’s developer for its development office in Dubai and the expensing of a $27,599 security deposit on the Company’s office building in Tempe, Arizona.

General and Administrative Expenses – General and administrative expense decreased 40.9% to $734,574 in the nine months ended September 30, 2012 from $1,242,293 for the nine months ended September 30, 2011.  The decrease was directly related to the reduction in amortization expense on its JabberMonkey.com website in the nine months ended September 30, 2012 and was partially offset by higher legal and accounting fees related to the attempted the sale of its TPV Business.  Amortization expense for the nine months ended September 30, 2011 totaled $687,873.

Interest Expense – Interest expense increased to $204,755 for the nine months ended September 30, 2012 from $201,896 in the nine months ended September 30, 2011.  The small increase in interest expense was related to higher factoring fees incurred on the over-advance from Factors Southwest, LLC and higher interest debt and was offset by a reduction in interest expense related to the conversion of the debt in the third quarter 2011.

Loss from Continued Operations – The Company generated a loss from continued operations of ($2,339,481) for the nine months ended September 30, 2012 compared to a loss from continued operations of ($2,549,286) for the nine months ended September 30, 2011, a decrease of $209,805.   The decrease in loss from continued operations is attributable to reductions in amortization expense and was partially offset by higher legal fees related to the attempted sale of the Third Party Verification business, increased research and development expenses, increased impairment expense and higher interest on debt.

Income from Discontinued Operations – The Company generated income from discontinued operations of $1,122,892 for the nine months ended September 30, 2012 compared to income from discontinued operations of $1,235,123 for the nine months ended September 30, 2011. The decrease was due to lower call volumes in the TPV Business.

Liquidity and Capital Resources

As of September 30, 2012 we had cash on hand of $6,417 and negative working capital of $1,960,940.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.  The Company has been and continues to use cash in its operations as it focuses on its social networking business, which to date has generated no revenues or cash flows.  Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000  in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000, of which $15,000 in principal balance remains outstanding at September 30, 2012.  The Company also received an additional $140,000 in short term advances during the nine months ended September 30, 2012 from its CEO.  The Company has also received an additional $65,000 in the form of a bridge loan from its President.  In addition, the Company has received $400,000 in short-term financing from the proposed buyers of its TPV business which is discussed below.

On June 15, 2012, the Company entered into an Asset Purchase Agreement with CHBSunder which CHBS was to purchase substantially all of the assets of the Company’s TPV Business for $3,000,000 in cash, subject to adjustment. The closing date of the transaction was to be on or before August 31, 2012.  The initial purchase price consideration due upon closing was $2,000,000 less the $400,000 already advanced in the form of short-term notes payable pursuant to the Note Agreements.  This $400,000 was to reduce the initial payment due to the Company upon closing to $1,600,000.

On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and the sale did not occur.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close on the transaction.

The Company is in the process of seeking an alternative buyer of the TPV Business.

On September 7, 2012, when CHBS terminated the asset purchase agreement, the $400,000 in short-term notes payable became immediately due.  As such, all amounts became due and payable.  The Company has retroactively accrued interest on the $400,000 in notes at 18% interest per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the notes from September 16, 2012 through September 30, 2012.  Accrued interest related to these notes at September 30, 2012 amounted to $25,816.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the note agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well assert counterclaims for damages.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the note agreement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that Calibrus Hosted Business Solutions breached the asset purchase agreement by refusing to close the transaction.  Currently management acknowledges the amounts owing to CHBS and does not anticipate disputing the claim, pending any possible counter claim the Company may have against CHBS for damages arising from their breach of failure to close the transaction.

With the exception of the $400,000 in short-term loans discussed above, the Company has received extensions on all of its outstanding debt through December 31, 2012.

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC as a result of the termination of the asset purchase agreement and the Company’s inability to fund the ongoing development of its social networking operations.  The Company intends to restart development upon the sale of its TPV Business.  However, it is unknown when this will occur, if ever.

The Company is operating the TPV Business at a small cash-flow positive state and will have to begin paying down its obligations out of this cash-flow.  Until such time a buyer is found for the TPV Business, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses related to support of the social media projects.

The Company intends to satisfy its outstanding debt obligations out of the proceeds from the eventual sale of its TPV Business.  However, the Company can provide no assurance that this sale will occur or, if it does occur, that the net proceeds will be sufficient to satisfy the Company’s outstanding debt obligations.  Further, upon sale of the TPV Business the Company will be divesting itself of its only revenue generating source and we cannot project when or if our social networking offerings will be successful.  As such the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on its ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

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

           On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.

The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our definitive proxy statement for the special meeting of shareholders as filed with the Securities and Exchange Commission on July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our proxy statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 or in our proxy statement during the nine months ended September 30, 2012 other than listed below.

Risks related to a sale of the TPV Business

When the closing of the sale of the TPV Business did not occur, we did not benefit from the expenses we have incurred in the pursuit of the sale of the TPV Business.

We have incurred substantial expenses in connection with the sale of the TPV Business. These expenses could have a material adverse impact on our financial condition and results of operations. In addition, the market price of our common stock could decline in the event that a sale of the TPV Business is not consummated as our current market price may reflect an assumption that the sale of the TPV Business will be completed.

If a sale of the TPV Business is not completed, we may have to revise our business strategy.

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

The termination of the Asset Purchase Agreement could negatively impact the Company.

We may suffer various consequences due to the termination of the Asset Purchase Agreement. Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the sale of the TPV Business, without realizing any of the anticipated benefits of completing the sale of the TPV Business, or the market price of the Company's common stock could decline to the extent that the current market price reflects a market assumption that the sale of the TPV Business will be completed. When the Asset Purchase Agreement was terminated and as the Company's Board of Directors seek another transaction or business combination, the Company's stockholders cannot be certain that the Company will be able to find a party willing to pay an equivalent or more attractive price than the price CHBS had agreed to pay in the sale of the TPV Business.

Also in connection with the termination of the Asset Purchase Agreement, we received notice of a complaint filed in the Superior Court of Maricopa County by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  In addition, on October 26, 2012, the Company received notice of a complaint filed in the Superior Court of Maricopa County, by the individual for breach of contract of the Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself in these actions, as well as asset counterclaims for damages. However, we can make no guarantee as to the outcome of these actions and the impact on the Company's on-going operations.

The Company may not have adequate liquidity to maintain its operations while a sale of the TPV Business is pending.

We require substantial liquidity to maintain our production facilities, meet scheduled debt and lease obligations and run our normal business operations. While the sale of the TPV Business is pending and we continue to operate at or close to the minimum cash levels necessary to support our normal business operations, our need for cash might continue to intensify and we might be unable to make payments to our suppliers.  If we are unable to meet our cash flow needs through operating revenue, there is no guarantee that we will be able to obtain such working capital on terms acceptable to us or at all.

By completing a sale of the TPV Business, we will become less diversified.

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

After a sale of the TPV Business, we will become a pure social networking company in a highly competitive field with high investment costs and high risks.

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

We will require capital in addition to the proceeds received from a sale of the TPV Business to accomplish our business plan for Fanatic Fans.  Traditional forms of financing, such as bank loans, are not available to us.  We anticipate that it will be difficult to raise capital from other sources and the terms upon which we may be able to do so may not be favorable.  This may result in substantial dilution to current stockholders.  There can be no assurance that we will be able to raise the required capital to develop and commercialize Fanatic Fans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2012, the Company issued 50,000 shares of common stock related to the exercise of a common stock purchase warrant for total proceeds of $16,250.

On September 26, 2012 the Company issued 12,500 shares of its common stock in relation to the exercise of warrants.  The Company received $4,064 in proceeds from the issuance.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

       None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description
31	Certificate of Jeff W. Holmes and Kevin J. Asher pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32	Certificate of Jeff W. Holmes and Kevin J. Asher pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By:/s/Jeff W. Holmes	Date: November 19, 2012
Jeff W. Holmes, CEO

By:/s/Kevin J. Asher	Date: November 19, 2012
Kevin J. Asher, CFO