Form 10-K
period 2012-12-31
CALIBRUS, INC.
filed 2013-04-24
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
 (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The Company’s stock last traded on April 1, 2013 at $.20 per share giving the shares held by non-affiliates a value of $2,029,464.  Since the Registrant does not have an active trading market these numbers may not be a reliable indication of the share price.

As of April 1, 2013, the Registrant had 13,871,080 shares of common stock issued and outstanding.

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

Overview

Calibrus, Inc. is a technology based company established in 1999.  We have had two business units that leverage our technology capabilities.  We have provided Hosted Business Solutions for twelve years and have expanded our offerings to offer a social networking site called JabberMonkey (Jabbermonkey.com) and a location-based, social networking application for smart phones called Fanatic Fans.

On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification business to Calibrus Hosted Business Solutions, LLC (“CHBS”).  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   However, the sale of the Third Party Verification Business did not close.  The Company fully intends to still divest itself of the Third Party Verification Business and focus on its Social Networking operations.  As a result, the operations of the Company’s Third Party Verification business have been classified as assets held for sale in the balance sheet presentation and as discontinued operations in the presentation of the statements of operations.

The sale of the Company’s assets to CHBS required that the Company receive shareholder approval for the divestiture.  On August 22, 2012 the Company held a special shareholder’s meeting to approve the sale along with changing the name of the Company from Calibrus, Inc. to Fanatic Fans and approval of the 2012 Stock Option and Restricted Stock Plan.  All three of these measures received approval by the shareholders.  When the sale of the TPV Business to CHBS was cancelled the Board of Directors decided not to adopt the name change; however,  the 2012  Stock Option and Restricted Stock Plan is in effect.

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

Calibrus Social Media Products and Services - JabberMonkey.com and Fanatic Fans

The following descriptions of Fanatic Fans and Jabber Monkey assume that we will obtain the capital required to continue the development of these social medial/social networking products and that they are in operation, which is not the case.  Due to our lack of capital and inability to sell our Hosted Business Solutions business we have suspended the development of both of these projects.

Fanatic Fans

In the second half of 2010 we commenced development of a location based social networking application for smart phones called Fanatic Fans.  The Fanatic Fans application had been live on the Apple AppStore and Android Marketplace since April 2011, however due to a lack of operating system upgrades, the applications have recently become unavailable on the AppStore and Android Marketplace.

Fanatic Fans informs fans about upcoming live events in the Sports and Music industries by giving users the ability to interact with live events, share their experiences, and earn rewards for attending live events.   Users can browse a calendar of upcoming events which can be segmented by region and artist.  Users can get detailed information on the event and discuss the event with other fans.  While at an event, users can share their experiences with social networks Facebook and Twitter, and communicate with other people at the event.  Users can unlock virtual awards and earn virtual points in recognition of attending events.  Within their profile, users can browse and view the items they have unlocked and receive news on their favorite artists.  Finally, users can redeem their virtual points for food/drinks, apparel and purchase event tickets in the application award section.

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

Functionality

When a user is at an event the app automatically determines the event their attending using the phones GPS.  The user is able to view information on the show including a list of the artists performing at the show.  There is a forum that users can make comments about upcoming events which also allows fans to interact with one another while at the show.  Comments made by users can go directly to Facebook and Twitter if the user chooses to link their Fanatic Fans account.  While attending an event users can check in.  By checking in the user will unlock a virtual award which can also be published to Facebook and Twitter.  Users also earn virtual currency by checking into a location.  After checking in the user will return to the comments page where they can continue to read and add comments about the show.

When users are not at a show they can use Fanatic Fans to locate upcoming shows.  They browse a calendar of all upcoming shows and sort by location and the artists that they follow.  Users can get information on the show including time, location, and performing artists.  Users can view tips created by other members and add tips of their own.  Finally users confirm that they are going to attend an event and tell their friends by publishing to Facebook and Twitter.

Fanatic Fans features a profile page which allows users to view their past activity within the app and receive news updates on their favorite artists.  They are able to view all of the awards that they have unlocked, and all of the shows that they have attended.  They also receive the latest news posts of some of their favorite music artists.  Finally, users can adjust their personal settings from their profile including which artists they wish to follow, their home town, and their Facebook and Twitter account information.

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

Fanatic Fans Facebook Application

The Fanatic Fans Facebook application allows sports and music fans to view user generated content and experience the live event on Facebook using the Fanatic Fans Facebook app.  Fanatic Fans Facebook app allows Facebook users to access all live event sports and concert content without ever having to leave Facebook.  Users can see photos and videos that fans took of their favorite sports team and/or music artist in real-time and hear what they thought of the big game or concert.

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

                Marketing

Fanatic Fans marketing will develop awareness by cultivating partnerships with Universities, utilizing traditional advertising mediums and implementing web 2.0 marketing techniques with the goal of delivering Fanatic Fans to the right people at the right place.  We will utilize in-house personnel and outside agencies to make Fanatic Fans relevant to its target audience.  Fanatic Fans is a global application but our marketing strategies will initially be very targeted to just several geographic locations.

Fanatic Fans has partnered with Grand Canyon University, a school with 5,000 students in Phoenix, AZ and Denver University a school with 12,000 students in Denver, CO.  Fanatic Fans has signed a co-marketing agreement with each school which calls for the following marketing initiatives by the Universities.

•	Promotion of Fanatic Fans at home games
o	Co-develop unique promotions or contests to help increase user sign-ups and fan loyalty within its fan base.
o	Advertising for Fanatic Fans pre-event and during live events in the form of announcements, electronic display, and other appropriate forms as determined by the University.
o	Provide booth space for Fanatic Fans at University events.

•	Fanatic Fans Promotion by University
o	Market Fanatic Fans to Student Body fan club
o	Market Fanatic Fans to Alumni
o	Market Fanatic Fans to Season ticket holders
o	Market to current University Vendors that advertise at the live events
o	Marketing is to include the following:
▪	Email notifications making the University fan base aware of the Fanatic Fans partnership and benefits.
▪	Posts on the University athletics social network pages including Facebook and Twitter.
▪	Articles and advertisements in applicable University print media.

•	Allow Fanatic Fans rewards points to be used for discounts on University tickets and merchandise.
•	Place a Fanatic Fans link on University athletics website.
•	Fanatic Fans will be able create Press Releases announcing our partnership with the University.

Fanatic Fans had engaged the Artigue Agency, a local marketing company in Phoenix, AZ, to assist with the Fanatic Fans Marketing & Public Relations campaign.  Fanatic Fans utilized the Artigue Agency in certain marketing areas that provided the best value and highest impact for creating Fanatic Fans app awareness and obtaining downloads.  The Company has suspended any marketing and public relations related to Fanatic Fans until it has sufficient capital to commence these activities.

The Artigue Agency, along with IMG, performed Event Marketing at every home football game of the Arizona State University Football games during September 2011– December 2011.  Fanatic Fans was positioned in front of the college football target audiences by participation in various media advertisements.

Additionally, Fanatic Fans has developed a Fanatic Fans website and Facebook application whereby individuals can access the website to view Fanatic Fans event content from the online website as well as Facebook users can access the Fanatic Fans content posted on Fanatic Fans without ever having to log out from their Facebook account.  Facebook users will be able to access live event content such as comments, pictures and videos posted by Fanatic Fans.  The Fanatic Fans Facebook app is currently available for download in the App section of Facebook.  However due to a lack of operating system upgrades, the applications have recently become unavailable on the AppStore and Android Marketplace.

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

Development

The Company has developed both an iPhone and Android version of Fanatic Fans and the Fanatic Fans website and Fanatic Fans Facebook Application.  Due to limited cash flow, the Company has ceased current development on its Fanatic Fans project, but intends to commence development following the sale of the Company’s Third Party Verification business.  The Company is currently spending minimal expenditures in maintaining the project until the sale can be completed.

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

JabberMonkey completed its alpha testing and moved into beta testing in December 2009.  The Beta testing ran through the end of November 2010 and the first official non-beta version of the website was released in December 2010.  We do not have the capital required to support the website or commence our marketing plan related to the website.

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

Development

The Company closed the alpha testing phase of development during December 2009.  The site reached the beta testing phase in the first part of December 2009 and ran through November 2010.  The first non-beta version of the website went into operation in December 2010.  To date the Company has not begun to aggressively market the website due to a lack of sufficient capital.

Currently, JabberMonkey is not in operation or engaged in new development. The Company is spending only the minimal in maintenance to keep the website live.

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

Research and Development Costs During the Last Two Fiscal Years

For the years ended December 31, 2012 and 2011 the Company incurred Research and Development Costs of $1,382,100 and $1,472,113, respectively.  Research and Development expenses related primarily to the continued development  Fanatic Fans.   We expect as we expand into new markets we will continue to incur additional research and development costs.

ITEM 1A.  RISK FACTORS

Calibrus’ operations are subject to a number of risks including, but not limited to:

Our independent registered public accounting firm in its audit report related to our financial statements for the years ended December 31, 2012 and 2011, express substantial doubt about our ability to continue as a going concern.

As a result of our recurring losses from operations and our net capital deficiency our independent registered accounting firm has included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2012 and 2011, expressing substantial doubt as to our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing we might obtain.

When the closing of the sale of the TPV Business did not occur, we did not receive sales proceeds and we incurred additional expense related to the the proposed  sale of the TPV Business.

We have incurred substantial expenses in connection with the sale of the TPV Business. These expenses could have a material adverse impact on our financial condition and results of operations. In addition, the market price of our common stock could decline in the event that a sale of the TPV Business is not consummated because it may reflect an assumption that such sale will be completed.

If a sale of the TPV Business is not completed, we may have to revise our business strategy.

During the past several months, our management has been focused on, and has devoted significant resources to, the sale of the TPV Business. This focus is continuing and we have not pursued certain business opportunities which may have been beneficial to us. If the sale of the TPV Business is not completed and we do not raise additional capital to pursue our social media/networking projects, we will have to revisit our business strategy in an effort to determine what changes may be required in order for us to continue our operations. Further, we may need to consider raising additional capital or financing in order to continue as a going concern even if we do not pursue such projects or if the sale of the TPV Business is not completed. No assurance can be given whether we would be able to successfully raise capital or financing in such circumstances or, if so, under what terms.

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

We require substantial liquidity to maintain our production facilities, meet scheduled debt and lease obligations and run our normal business operations. While the sale of the TPV Business is pending and we continue to operate at, or close to, the minimum cash levels necessary to support our normal business operations, our need for cash might continue to intensify and we may be unable to make payments to our suppliers.  If we are unable to meet our cash flow needs through operating revenue, there is no guarantee that we will be able to obtain such working capital on terms acceptable to us or at all.

By completing a sale of the TPV Business, we will become less diversified.

By selling our TPV Business, we will be divesting ourselves of our only business segment that is generating revenue and cash flow. We will become a pure social media company focused on the development and commercialization of Fanatic Fans. We may also invest in or acquire other social media businesses or technologies in the future if an attractive opportunity presents itself and if we have sufficient capital to explore them, but we have no current opportunities or specific plans to do so at this time. The sale of our TPV Business increases our business risk because we will be less diversified than before such sale and because we do expect that Fanatic Fans, our remaining business, will generate any revenue in the immediate future.

After a sale of the TPV Business, we will become a pure social networking company in a highly competitive field with high investment costs and high risks.

After the sale, we will be a social media company, provided that we are able to obtain additional financing to pursue our Fanatic Fans project. We must achieve a certain level of users of Fanatic Fans before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users and merchants to Fanatic Fans and eventually generate revenues and reach profitability, if ever. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services from merchants and third party service providers. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to Fanatic Fans. There can be no assurance that any users will come.  These timeframes, along with the general state of development create additional uncertainty as to the potential success of Fanatic Fans.  The application may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it.  Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

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

Management made the determination in late 2008 that its existing business model was going to face continued revenue reduction due to the consolidation in the telecommunication industry.  As such, management set out to develop alternative business operations that utilized the core expertise of Calibrus employees and technology.  The result of this development was Fanatic Fans, a location based social networking application for smart phones, and JabberMonkey, a social networking site that features interactive communications among its participants as opposed to the more traditional static pages found on most social networking sites.  As Fanatic Fans and JabberMonkey will increasingly be the focus of the business going forward, given sufficient financing, we will face competition from well established and funded companies.  Additionally, as a new business there is no guarantee our Fanatic Fans and JabberMonkey offerings will be successful in attracting users.  These factors create substantial risk for investors and the strong likelihood that any investment could result in the loss of an investor’s entire investment.

Both Fanatic Fans and JabberMonkey, are entering a very crowded social networking marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers, none of which we possess.

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

Since a certain level of consumers must become users of Fanatic Fans and JabberMonkey before we can be monetized to produce revenue, management is of the belief that it will have to raise substantial more capital to reach profitability and drive users to the offerings.  With a lack of capital to execute on the marketing plans of the offerings it is unknown when and if the we will be able to attract the required number of users to successfully monetize them.  It is likely stockholders will suffer further dilution as we raise additional capital and, if management cannot raise additional capital, stockholders would likely lose most, if not all, of their investment.  There is no guarantee that we could raise such future capital or raise it on terms favorable to us.

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

We had losses from operations with a loss from continued operations of $2,699,613 and a net loss of $1,260,983 for the year ended December 31, 2012, and we have had to rely on new and existing capital to cover the losses.  For the year ended December 31, 2012, our current assets have decreased to $452,822.  As consolidation has come over the telecommunications business, our TPV business has been reduced.  We have been leveraging our technology capabilities to expand into new areas but it will take some time for the new areas to replace the loss in business from our TPV operations.  If we are not able to generate sufficient revenues, we will be forced to seek additional capital to fund potential shortfalls.  There can be no assurance that we will be able to raise additional capital or that we will be able to raise capital on terms that are favorable to Calibrus and current stockholders.

With our expansion into new business areas, our ability to raise additional capital may be key to our success and without additional capital, we may not be able to stay in business.

We have been losing money and need to expand into new business areas as our TPV business, which has been our primary operations, has declining revenue and only small operating profits.  Even if we leverage our current technology and infrastructure, without additional capital it will be difficult for us to enter into new business markets.  We think it may be difficult to raise capital and we do not think traditional forms of financing, such as bank loans, will be available for us. We anticipate it being difficult to raise any capital and believe the terms we could obtain may not be very favorable, possibly resulting in substantial dilution to current shareholders.  There can be no assurance that we will be able to raise the required capital.

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

Given sufficient capital, we plan to expand our operations by aggressively marketing JabberMonkey and Fanatic Fans, which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively.  Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.  We do not currently have the required capital to market either of the offerings.

We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We have been experiencing losses, with a net loss of $1,260,983 and $6,331,971 for the years ended December 31, 2012 and 2011, respectively. These losses are the result of consolidation in the telecommunication business and our continuing research and development expenses related to new business lines as well as expenses related to the Company’s conversion of its debt to equity.  We are actively diversifying our product offerings to adjust to changes in our customers and the telecommunications’ industry.  We had negative working capital of $2,020,456 at December 31, 2012. Given our limited working capital, if we were to lose existing customers, it could further hurt our ability to continue in business.  It is likely we will have to seek additional capital in the future as we seek to expand our product offerings.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders will incur substantial and immediate dilution.

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

Calibrus currently has authorized 45,000,000 shares of Common Stock of which 13,871,080 shares are issued and outstanding. The board of directors has authority, without action by or vote of Calibrus’ stockholders to issue all or part of the authorized but unissued shares. It is likely that Calibrus will seek additional equity capital in the future as it develops and markets additional products. Any issuance of additional shares of Common Stock will dilute the percentage ownership interest of stockholders and may further dilute the book value of Calibrus shares.

Management is reviewing the recently enacted legislation related to healthcare and its impact on Company results.

Calibrus management is currently reviewing the recently enacted healthcare package and its effect on future financial results of the Company.  At this time it has not been determined whether this will have a material effect on financial results.  It is possible that it may have a material effect on financial results.

For all of the foregoing reasons and others set forth herein, an investment in these securities involves a high degree of risk.

Employees

As of April 1, 2013, we had 46 full-time employees and 18 part-time employees.

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

Both of the above legal proceedings related to the breach of contract on the notes have been suspended by agreement of the parties until further notice.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Calibrus’ common stock is quoted on OTC Bulletin Board (“OTCBB”), under the symbol “CALB.” Our common stock is traded on the OTCBB but has had limited trading activity.  Our stock was initially included in the OTC Bulletin Board in December 2009, but was not eligible for trading until February 2010.  The first trades in the Company’s common stock did not occur until April 2010.

Quarter Ended	High Bid	Low Bid
March 31, 2011	$0.45	$0.30
June 30, 2011	$0.55	$0.30
September 30, 2011	$0.32	$0.20
December 31, 2011	$0.45	$0.15
March 31, 2012	$0.30	$0.14
June 30, 2012	$0.25	$0.15
September 30, 2012	$0.65	$0.25
December 31, 2012	$0.25	$0.15

At April 1, 2013, the bid and asked price for the Company's Common Stock was $0.20 and $0.25, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, Calibrus has not paid any dividends on shares of common stock, and Calibrus does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2012, we had approximately 150 shareholders of record.  As of December 31, 2012, Calibrus had 13,871,080 shares of our common stock issued and outstanding. At April 1, 2013, Calibrus had 13,871,080 shares of its common stock issued and outstanding.

Possible Sale of Common Stock Pursuant to Rule 144

Calibrus has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  Except for 62,500 shares of Calibrus’ common stock issued in 2012, all of Calibrus issued 13,871,080 shares would meet the time test of Rule 144 and potentially be available for resale.  With the number of shares potentially becoming available for resale, there could be a depressive effect on any market that may develop for Calibrus’ common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,098,334	$1.00	3,000,000
Total	2,098,334	$1.00	3,000,000

The Company also has 500,000 options issued outside of the compensation plans with a weighted average exercise price of $.25.  These options have a three-year term.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.  The Company is a “smaller reporting company.”

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Calibrus believes there have been no significant changes to accounting policies and estimates made during the year ended December 31, 2012 other than the presentation of assets-held-for sale and discontinued operations related to the Company’s planned divestiture of its Third Party Verification Business.  Calibrus believes that the following represents Calibrus’ most critical accounting policies.

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

Assumptions used in the Black Scholes Pricing Model to estimate compensation expense are determined as follows:

•	Expected term is generally determined using an average of the contractual term and vesting period of the award;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended December 31, 2012 the decision was made by management to divest of the Third Party Verification business and focus on the Social Networking operations.  The Company began the process of seeking a buyer and on  June 15, 2012, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets related to the Company’s Third Party Verification (“TPV”) business to Calibrus Hosted Business Solutions, LLC ( “CHBS”).  The Company made this decision in order to focus on its social networking operations which currently includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   The Company continued to invest large amounts of capital into improvements of Fanatic Fans.  On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and the sale transaction did not occur.  When the Asset Purchase Agreement between the Company and CHBS was terminated by CHBS the Company was forced to discontinue the funding of the further development of Fanatic Fans.  On September 12, 2012, the Company cancelled its development contract with MeoMyo, LLC.  The Company will need to raise significant additional capital in order to execute the business plans related to Fanatic Fans and JabberMonkey.  Operating results related to the Company’s TPV business have been classified as discontinued operations.  On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and the sale transaction did not occur.

The Company is in the process of seeking an alternative buyer of the TPV Business.  As such the operating results of the Third Party Verification business have been presented as discontinued operations and the assets related to the Third Party Verification business have been listed as assets held-for-sale in the accompanying balance sheets.  If the Company is successful in this regard, it plans to use the proceeds from the sale of its TPV Business to continue the development of its Fanatic Fans social media initiative and pay off outstanding debt obligations.  It will need substantial additional funds to finance the development of Fanatic Fans and Jabber Monkey

While the Company seeks a new buyer for the TPV Business, the Company has ceased continued development on its Social Networking projects and is operating the TPV Business as usual.

The Company has no acquisition plans at this time.

Results of Continuing Operations

December 31, 2012

For the years ended December 31, 2012 and 2011, we had no revenues attributable to continuing operations.  Until such time that a buyer for the Company’s TPV Business can be found we do not anticipate that the Company will generate any revenues from its Social Networking operations.  As such, the Company incurred no cost of revenues for the years ended December 31, 2012 or 2011.

The Company’s general and administrative expenses decreased from the prior year with expenses of $922,886 for the year ended December 31, 2012 compared to $1,739,759 for the year ended December 31, 2011.  The reduction was primarily made up of a decrease in amortization expense related to the Company’s JabberMonkey website as a result of the Company’s write-off of capitalized costs associated with the project.  This was offset by significantly higher legal and accounting expenses related to the Company’s failed sale transaction in 2012.

The Company incurred impairment expense of $108,458 during the year ended December 31, 2012.  On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC for the continued development of its Fanatic Fans mobile application.  The Company had prepaid several months of rent for the development office in Dubai.  Following the termination of the agreement and non-payment of several invoices to MeoMyo, LLC the development office was abandoned.  The Company wrote-off prepaid rent in the amount of $80,859 as a result of this as management estimates that these amounts would not be recoverable.  This amount is included in impairment expense as noted above.

During the quarter ended September 30, 2012 the Company expensed its $27,599 security deposit on its office space in Tempe, Arizona.  During the quarter, the Company was notified that because the office building in which it was located was placed into foreclosure the security deposit was not recoverable.  This amount is included in impairment expense as noted above.

Interest expense for the year was significantly reduced over the prior year primarily due to a decrease in interest related to the Company’s convertible debentures over the prior year and the inclusion of $2,735,189 in conversion expense related to the conversion of the debentures in 2011. However this decrease was offset slightly by the default interest incurred on the notes related to the failed sale of the TPV Business.

The Company had income from discontinued operations of $1,438,630 for the year ended December 31, 2012 compared to income from discontinued operations of $1,652,932.  This income reflects the results of operations for the Company’s Third Party Verification business.  The reduction was the result of lower call volumes for one of the Company’s largest customers.

Seasonality and Cyclicality

We do not believe our business is cyclical.

Liquidity and Capital Resources

As of December 31, 2012 we had cash on hand of $24,692 and negative working capital of $2,020,456.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.  The Company has been, and continues, to use cash in its operations as it focuses on its social networking business, which to date has generated no revenues or cash flows.  Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000  in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000, of which $15,000 in principal balance remains outstanding at December 31, 2012.  The Company also received an additional $140,000 in short term advances during the year ended December 31, 2012 from its CEO.  The Company has also received an additional $65,000 in the form of a bridge loan from its President.  In addition, the Company has received $400,000 in short-term financing from the proposed buyers of its TPV business which is discussed below.

On June 15, 2012, the Company entered into an Asset Purchase Agreement with CHBS under which CHBS was to purchase substantially all of the assets of the Company’s TPV Business for $3,000,000 in cash, subject to adjustment. The closing date of the transaction was to be on or before August 31, 2012.  The initial purchase price consideration due upon closing was $2,000,000 less the $400,000 already advanced in the form of short-term notes payable pursuant to the Note Agreements.  This $400,000 was to reduce the initial payment due to the Company upon closing to $1,600,000.

On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and the sale did not occur.  The Company is in the process of seeking an alternative buyer of the TPV Business.

On September 7, 2012, when CHBS terminated the asset purchase agreement, the $400,000 in short-term notes payable became immediately due.  As such, all amounts became due and payable.  The Company has retroactively accrued interest on the $400,000 in notes at 18% interest per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the notes from September 16, 2012 through December 31, 2012.  Accrued interest related to these notes at December 31, 2012 amounted to $56,063.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the note agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the asset purchase agreement by refusing to close the transaction.  Accordingly, the Company believes it has defenses and counterclaims against CHBS. The parties have agreed to suspend the litigation at this point.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by an individual for breach of contract of the note agreement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that Calibrus Hosted Business Solutions breached the asset purchase agreement by refusing to close the transaction.  Accordingly, the Company believes it has defenses and counterclaims against such party based on the breach of CHBS. The parties have agreed to suspend the litigation at this point.

With the exception of the $400,000 in short-term loans discussed above, the Company has received verbal extensions on all of its outstanding debt through June 30, 2013.

As of December 31, 2012, the Company owed a total of $1,024,900 in principal balance notes and advances along with an additional $127,077 in accrued interest.

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC as a result of the termination of the asset purchase agreement and the Company’s inability to fund the ongoing development of its social networking operations.  The Company intends to restart development upon the sale of its TPV Business.  However, it is unknown when this will occur, if ever.  As of December 31, 2012, the Company owed a total of $454,959 to MeoMyo, LLC.

The Company is operating the TPV Business at a small cash-flow positive state and will have to begin paying down its obligations out of this cash-flow until a sale can be completed.  Until such time a buyer is found for the TPV Business, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses related to support of the social media projects.

The Company intends to satisfy its outstanding debt obligations out of the proceeds from the eventual sale of its TPV Business.  However, the Company can provide no assurance that this sale will occur or, if it does occur, that the net proceeds will be sufficient to satisfy the Company’s outstanding debt obligations.  Further, upon sale of the TPV Business the Company will be divesting itself of its only revenue generating source.  We can offer no assuarance when or if our social networking offerings will be successful.  As such the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on its ability to raise additional capital, either through an additional debt or equity offerings or alliances with third parties; however there can be no assurance that the Company will be able to raise such capital or create such alliances or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

We estimate we will need an additional $1,000,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our new products.  Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

Given the current state of Calibrus and our revenues, we do not believe bank financing will be feasible and if we need additional capital it will be in the form of an equity or debt offering.  To this end, management has made the decision to position Calibrus to be more attractive to investors, particularly angel investors.

The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $11,306,459. At December 31, 2012, the Company had total assets of $478,136 and liabilities totaling $2,473,278, and a working capital deficit of $2,020,456.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations and is currently operating its TPV Business at a small cash flow positive state however not at sufficient amounts to timely satisfy its current debt obligations.  Management intends to work with its existing debt holders to negotiate payment terms.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Name	Age	Positions
Jeff W. Holmes	59	CEO, Director
Greg Holmes	49	President
Kirk Blosch	58	Director
Charles House	72	Director
Michael Myers	44	Director
Kevin Asher	37	CFO
Tom Harker	39	CTO

Jeff W. Holmes – Chairman and C.E.O.  Jeff Holmes is a founder of Calibrus and has been active in the roles of President, C.E.O. and Chairman of the Board of Directors since Calibrus’ inception in 1999.  For the past 26 years Mr. Holmes has been active in developing technologies that improve the efficiencies of business processes in the Healthcare, Internet, Computer (hardware and software) and Telecommunications industries.  He graduated in 1976 with a B.S. in Marketing and Management from the University of Utah.  The Company believes that because of Mr. Holmes’ role as a founder and his experience with microcap public companies he is qualified to be a director.

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

Charles House – Director.  Mr. House is currently Executive Director of InnovaScapes Institute located in Menlo Park, CA.  Prior to joining Innova Scapes, Mr. . House  served as Chancellor of Cogswell College in Sunnyvale, CA until August 2012.  Mr. House was Executive Director for Media X at Stanford University, as well as Senior Research Scholar in the H-STAR (Human Science and Technologies Advanced Research) Division between November, 2006 and July, 2011.  Before joining Stanford, he was at Intel Corporation, as co-founding Director of their Research Collaboratory in 2003. He joined Intel when they bought Dialogic Corporation in 1999 where House headed Corporate Engineering.  From 1995 to 1997, House was President of Spectron Microsystems, a wholly-owned subsidiary of Dialogic that was sold to Texas Instruments.  Prior, House was President of the Vista Division of Veritas Software (1993-1995), and the R&D Vice President for Informix (1991-1993) after many years in a variety of roles for Hewlett-Packard (1962-1991).  House is an IEEE Fellow and ACM Fellow, a past President of ACM, and chair for many years of the Information Council for CSSP in Washington D.C.  He holds numerous technology awards for his work, including the Computer Hall of Fame, the Entrepreneur’s Hall of Fame, and the Smithsonian “Wizards of Computing”.  The Company believes that Mr. House’s broad technical expertise and experience qualify him to serve as a director.

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

Board Meetings and Committees and Annual Meeting Attendance

During 2012, the board of directors of Calibrus met four times.  Additionally, the Compensation Committee met once and the Audit Committee met three times.  All members of the board of directors were either present in person or by proxy at all the meetings.

Audit Committee

The Audit Committee of the board of directors is made up of Charles House and Kirk Blosch.  Kirk Blosch is the Chairman of the Audit Committee.  The Audit Committee met four times in 2011 and all members were present.  The Audit Committee of the Board’s responsibility to oversee management’s conduct of the corporation’s financial reporting process, the financial reports and other financial information provided by the corporation to the Securities and Exchange Commission and the public, the Corporation’s system of internal accounting and financial controls, and the annual independent audit of the Corporation’s financial statements.   Members of the Committee are reelected annually.

Compensation Committee

The Compensation Committee of the Board of Director’s is currently made up of Kirk Blosch, who is Chairman of the Committee.  Prior to April 22, 2013, Christian J. Hoffmann III was also a member of the committee.  Members are reelected on an annual basis by the Board.  The Committee reviews annually compensation related to key employees and Officers of the Company.  The Compensation Committee met two times in 2012 and all members were present.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Calibrus’ chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2012 (collectively referred to as the "Named Executives").  No other executive officer serving during 2012 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Jeff W. Holmes, CEO	12/31/2012	$96,875	$0	$0	$0	$0	$0	$4,659	$101,534
	12/31/2011	$79,250	$0	$0	$0	$0	$0	$4,363	$83,613
Greg W. Holmes, President	12/31/2012	$74,792	$0	$0	$0	$0	$0	$4,729	$79,521
	12/31/2011	$54,163	$0	$0	$0	$0	$0	$4,393	$58,556
Thomas Harker, CTO	12/31/2012	$105,833	$0	$0	$0	$0	$0	$4,659	$110,492
	12/31/2011	$102,400	$0	$0	$0	$0	$0	$4,460	$106,860
Kevin J. Asher, CFO	12/31/2012	$108,750	$0	$0	$0	$0	$0	$4,660	$113,410
	12/31/2011	$100,000	$0	$0	$0	$0	$0	$4,372	$104,372

(1) The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan, both of which have expired. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 780,000 options that are outstanding as of April 1, 2013, all with an exercise price of $1.00. The maximum term of the options was five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock and has granted 1,318,334 as of April 1, 2013, all with an exercise price of $1.00.  The maximum term of the options was five years and they vested at various times according to the Option Agreements.  All forfeited and expired options were added back into the plan and became immediately available for issuance.  Both of the above stock option plans have expired and no further options are available for grant under the expired plans.

(2) The amounts shown include Company-paid portion of health insurance for the fiscal years ended 2012 and 2011.

Outstanding Equity Awards At Fiscal Year-End

	Stock Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeff W. Holmes	70,000	-	-	$1.00	12/17/2013	-	-	-	-
CEO	300,000	-	-	$1.00	9/10/2015	-	-	-	-
Greg W. Holmes	50,000	-	-	$1.00	12/17/2013	-	-	-	-
President	225,000	-	-	$1.00	9/10/2015	-	-	-	-
Tom Harker	50,000	-	-	$1.00	12/17/2013	-	-	-	-
CTO	79,167	-	-	$1.00	9/10/2015	-	-	-	-
Kevin Asher	50,000	-	-	$1.00	11/18/2013	-	-	-	-
CFO	25,000	-	-	$1.00	12/17/2013	-	-	-	-
	150,000	-	-	$1.00	9/10/2015	-	-	-	-

Compensation of Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kirk Blosch (2)	12/31/2012	-	-	$0	-	-	-	-
	12/31/2011	-	-	$0	-	-	-	-
Charles House (2)	12/31/2012	-	-	$0	-	-	-	-
	12/31/2011	-	-	$0	-	-	-	-
Christian J. Hoffmann, III (2)	12/31/2012	-	-	$0	-	-	-	-
	12/31/2011	-	-	$0	-	-	-	-
Michael Myers (2)	12/31/2012	-	-	$0	-	-	-	-
	12/31/2011	-	-	$0	-	-	-	-

(1) This column represents the aggregate grant date fair value of the awards granted in 2012 and 2011, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of  FASB ASC 718 Share-based Payments.  For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, expected term and forfeitures. Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures. For further information on these calculations, please refer to the notes to our financial statements, Notes 1 and 11 included in Item 8 of this Form 10-K.

(2)  As of December 31, 2012, Kirk Blosch had 235,000 options outstanding, Charles House had 235,000 options outstanding, Christian J. Hoffmann, III had 285,000 options outstanding and Michael Myers had 25,000 options outstanding.  No director had any stock awards outstanding.  Mr. Hoffman resigned as a director effective April 22, 2013

Option/SAR Grants in Last Fiscal Year

In fiscal 2012 and 2011 no options were granted.

The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan, both of which have expired. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 780,000 options that are outstanding as of April 1, 2013, all with an exercise price of $1.00. The maximum term of the options was five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock and has granted 1,318,334 as of April 1, 2013, all with an exercise price of $1.00.  The maximum term of the options was five years and they vested at various times according to the Option Agreements.  All forfeited and expired options were added back into the plan and became immediately available for issuance.  Both of the above stock option plans have expired and no further options are available for grant under the expired plans.

The Company also issued a total of 500,000 options outside of the existing plans to members of the Company’s Advisory Board.  The Options were issued on December 31, 2011 and have a term of three years and an exercise price of $.25.

Stock Option Exercise

In fiscal 2012, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal years 2012 or 2011.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  For 2012 and 2011, no Directors received compensation.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Calibrus has agreements with all officers and those employees identified herein as key employees.   All of our agreements contain language assigning all inventions over to Calibrus, they also contain non-compete agreements.  Additionally, on termination, if not for cause and Calibrus is cash flow and earnings positive, our officers and key employees will receive up to three months salary as severance. On a change of control of Calibrus, which results in termination of the officer or key employee and Calibrus is cash flow positive and has positive earnings per share at the time of the change of control, the officer or key employee will receive three months salary as severance based on the officers or employees’ current salary.  Employment contracts are entered into for two, three or four year periods with automatic two, three or four one year extensions depending on the officer or key employee. Except for terms and salary, all of our employment contracts contain the same material terms. A summary of the officers’ employment contracts are below:

Employee	Beginning Date	Annual Salary
Jeff W. Holmes	1/1/2005	$220,000
Greg W. Holmes	1/1/2005	$150,000
Kevin J. Asher	2/5/2008	$130,000
Tom Harker	1/10/2007	$140,000
Michael Brande	1/10/2007	$105,000
Kelly Robinson	6/28/2004	$90,000

During the years ended December 31, 2012 and 2011, each of the employees listed above took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive and forgive the unpaid amounts per their respective employment agreements.  In September 2012, the Company reinstated a portion of the salary decreases to the executives.

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

The compensation policies utilized by the Board of Directors are intended to enable Calibrus to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended December 31, 2012, Calibrus’ chief executive officer was Jeff W. Holmes, our President was Greg W. Holmes and Kevin J. Asher was CFO.

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

During the years ended December 31, 2012 and 2011, each of the Company’s executives took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.  In September 2012, the Company reinstated a portion of the salary decreases to the executives.

Option Plans

Calibrus had 4,850,000 shares reserved for issuance under stock option plans with 2,098,334 stock options issued and outstanding.  Both of the Company’s prior stock option plans have expired.  The board of directors had the authority to issue the options at their sole discretion.

The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan, both of which have expired. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 780,000 options that are outstanding as of April 1, 2013, all with an exercise price of $1.00. The maximum term of the options was five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock and has granted 1,318,334 as of April 1, 2013, all with an exercise price of $1.00.  The maximum term of the options was five years and they vested at various times according to the Option Agreements.  All forfeited and expired options were added back into the plan and became immediately available for issuance.  Both of the above stock option plans have expired and no further options are available for grant under the expired plans.  In July 2012 the Board of Directors adopted the 2012 Stock Option and Restricted Stock Plan and the shareholders approved it in August 2012. Under such Plan, the Company has 3,000,000 shares available for future grants.   The Company has made no grants under the Plan.

The Company also issued a total of 500,000 options outside of the existing plans to members of the Company’s Advisory Board.  The Options were issued on December 31, 2011 and have a term of three years and an exercise price of $.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock at April 1, 2013 with respect to (i) each person or group known to us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and all of our executive officers as a group.

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

All percentages are calculated based upon a total number of 13,871,080 shares of common stock outstanding as of  April 1, 2013, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.
.
	Shares Beneficially Owned (1) (2)
Name	Number	Percent
Jeff W. Holmes (3)	2,407,064	16.78%
Kirk Blosch (4) 2081 S. Lakeline Drive Salt Lake City, UT 84109	1,630,334	11.56%
Greg Holmes (5)	806,060	5.49%
Kevin Asher (6)	225,000	1.60%
Charles House (7)	235,000	1.67%
Michael Myers (8)	25,000	*
Tom Harker (9)	129,167	*
All directors and executive officers as a group (9 persons) (10)	5,457,625	35.28%

* Less than one percent

(1)
For purposes of this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares which may be acquired by a person upon exercise of stock options or any other right within 60 days of the date of the table are deemed beneficially owned by such person.  Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of these stockholders is c/o Calibrus, Inc., 1225 West Washington, Suite 213, Tempe, AZ 85281.

(3)
Includes 370,000 stock options which are exercisable now at $1.00 per share. Shares also include 50,000 warrants issued to Mr. Holmes which are now exercisable at $0.50 per share. Shares also include 437,093 shares and 54,637 warrants issued to Scottsdale Equity Growth Fund, LLC in which Mr. Holmes is the Managing Member, which are exercisable now at $0.325 per share.

(4)	Includes 235,000 stock options which are exercisable now at a price of $1.00 per share. Mr. Blosch owns 1,395,334 shares, exclusive of the options.

(5)	Includes 275,000 stock options which are exercisable currently at $1.00 per share. Mr. Greg Holmes owns 531,060 shares, exclusive of the options.

(6)	Includes 225,000 stock options which are exercisable currently at $1.00 per share. Mr. Asher owns no shares. The shares shown are the options he can exercise.

(7)	Shares include 235,000 stock options which are exercisable currently at $1.00 per share. Mr. House owns no shares. The shares shown are options he can exercise.

(8)	Includes 25,000 stock options which are exercisable currently at $1.00 per share. Mr. Myers owns no shares, The shares shown are options he can exercise.

(9)	Includes 129,167 stock options which are exercisable currently at $1.00 per share. Mr. Harker owns no shares. The shares shown are the options he can exercise.

(10)	Includes 1,908,804 shares directors and executive officers have a right to acquire upon exercise of stock options and 129,637 shares exercisable upon exercise of warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,098,334	$1.00	3,000,000
Total	2,098,334	$1.00	3,000,000

The Company also has 500,000 options issued outside of the compensation plans with a weighted average exercise price of $.25.  These options have a three-year term.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties other than the short term, non-interest bearing cash advances received from the CEO, President and Mother of the CEO and President as discussed below.

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

As of December 31, 2012 the Company owed a total of $152,400 in short term advances from its CEO and an additional $50,000 principal balance in the form of a bridge loan.

As of December 31, 2012 the Company owed a total of $45,000 in short-term advances from the mother of the CEO and President and an additional $15,000 principal balance in the form of a convertible debenture.

As of December 31, 2012 the Company owed a total of $20,000 in short-term advances from its President and an additional $267,500 principal balance in the form of bridge loans.

As of December 31, 2012 the Company owed a total of $25,000 in principal balance notes to Christian J. Hoffmann, III, or entities controlled by Mr. Hoffmann.  Mr. Hoffmann was a Director of the Company in 2012 and resigned as a director effective April 22, 2013.

As of December 31, 2012 the Company owed $187,701 in accrued and unpaid legal fees to Quarles & Brady, LLP.  Chrisitian J. Hoffmann III, a Director of the Company, is a partner at Quarles & Brady, LLP.  Mr. Hoffman resigned as a director effective April, 22, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our  independent registered public accounting firm for the audit of our annual financial statements and review of our quarterly financial statements is approximately $56,800 and $55,000 for each of the years ending December 31, 2012 and 2011.
2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $3,200 and $2,800.
4) Other 14C Related. $16,800 and $0.
5) Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent  registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal years 2012 and 2011 were pre-approved by the Audit Committee.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2012 and 2011
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2012 and 2011
Statements of Operations - Years ended December 31, 2012 and 2011
Statements of Changes in Stockholders' Equity – Years ended December 31, 2012 and 2011
Statements of Cash Flows – Years ended December 31, 2012 and 2011
Notes to Financial Statements – Years ended December 31, 2012 and 2011

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

	SEC
Exhibit	Reference
No.	No.	Title of Document	Location

3(i)	3.01	Articles of Incorporation of Calibrus	Incorporated by
			Reference1

3(ii)	3.02	Amendment to Articles of Incorporation Calibrus-Name Change	Incorporated by
			Reference1

3(iii)	3.03	Bylaws of Calibrus	Incorporated by
			Reference1

4	4.01	Specimen Stock Certificate	Incorporated by
			Reference1

10	10.01	Lease Agreement – Paragon	Incorporated by
			Reference1

10	10.02	AT&T Services, Inc.-Agreement	Confidentiality
			Requested

10	10.03	Magnet Warrant	Incorporated by
			Reference1

10	10.04	Employment Agreement-Jeff Holmes	Incorporated by
			Reference1

10	10.05	Employment Agreement-Greg Holmes	Incorporated by
			Reference1

10	10.06	Employment Agreement-Kevin Asher	Incorporated by
			Reference1

10	10.07	Incentive Stock Option Plan	Incorporated by
			Reference1

10	10.08	Non-Qualified Stock Option Plan	Incorporated by
			Reference1

10	10.09	Form of Options	Incorporated by
			Reference1

10	10.10	MeoMyo, LLC Development Contract	Incorporated by
			Reference1

10	10.11	Form of Convertible Debenture	Incorporated by
			Reference1

10	10.12	Form of Warrant	Incorporated by
			Reference1

10	10.13	2012 Stock Option and Restricted Stock Plan	Incorporated by
			Reference2

14	14.01	Code of Ethics	Incorporated by
			Reference1

31	31.01	CEO certification	This Filing

31	31.02	CFO certification	This Filing

32	32.01	CEO and CFO certification	This Filing

1 Filed as an exhibit to the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53548.
2 Filed as an exhibit to the Company’s definitive proxy statement on Form DEF 14A filed with the Commission, SEC file no. 000-53548.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Calibrus, Inc.

By:	/s/ Jeff W. Holmes	Date: April 24, 2013
Jeff W. Holmes, CEO

By:	/s/ Kevin J. Asher	Date: April 24, 2013
Kevin J. Asher, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeff W. Holmes	Director, CEO	April 24, 2013
Jeff W. Holmes

/s/ Kirk Blosch	Director	April 24, 2013
Kirk Blosch

/s/ Charles House	Director	April 24, 2013
Charles House

/s/ Michael Myers	Director	April 24, 2013
Michael Myers

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Calibrus, Inc.

We have audited the accompanying balance sheets of Calibrus, Inc. as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibrus, Inc. at December 31, 2012 and 2011, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona

April 24, 2013

CALIBRUS, INC.
BALANCE SHEETS
December 31, 2012 and 2011

ASSETS
	2012	2011
Current Assets
Cash and cash equivalents	$24,692	$11,065
Accounts receivable - trade, net	423,319	526,413
Prepaid expenses	4,811	13,094
Deferred financing fees	-	500

Total Current Assets	452,822	551,072

Property and equipment, net	9,138	10,303
Deposits	935	1,050
Assets held for sale	15,241	58,361

Total Assets	$478,136	$620,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable - current portion	$-	$10,000
Convertible related party notes payable - current portion	15,000	15,000
Note payables - current portion	450,000	50,000
Related party notes payable and short term cash advances,
net of unamortized discount of $0 and $16,667 - current portion	559,900	367,733
Due to factor	253,595	238,966
Accounts payable - trade	833,987	476,699
Accrued liabilities	360,796	216,870

Total Liabilities	2,473,278	1,375,268

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
13,871,080 and 13,808,580 shares issued and outstanding	13,871	13,809
Additional paid-in capital	9,297,446	9,277,185
Accumulated deficit	(11,306,459)	(10,045,476)

Total Stockholders' Equity (Deficit)	(1,995,142)	(754,482)

Total Liabilities and Stockholders' Equity (Deficit)	$478,136	$620,786

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2012 and 2011

	2012	2011

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

General and administrative expenses	922,886	1,739,759
Impairment expense	108,458	1,757,898
Research and development	1,382,100	1,472,113

	(2,413,444)	(4,969,770)

Other Income (Expense):
Interest income	2	23
Interest expense	(286,171)	(3,015,156)

	(286,169)	(3,015,133)

Loss from continued operations	(2,699,613)	(7,984,903)

Income from discontinued operations	1,438,630	1,652,932

Loss before income taxes	(1,260,983)	(6,331,971)

Income taxes	-	-

Net Loss	$(1,260,983)	$(6,331,971)

Loss per common share from continued operations
Basic and diluted	$(0.20)	$(1.00)

Income per common share from discontinued operations
Basic and diluted	0.10	0.21

Net loss per common share
Basic and diluted	$(0.10)	$(0.79)

Weighted average common shares; basic and diluted	13,837,758	7,978,820

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2010	6,794,600	$6,795	$4,765,758	$(3,713,505)	$1,059,048

Warrants issued with bridge loans	-	-	3,316	-	3,316

Convertible debt warrants	-	-	104,821	-	104,821

Warrants issued with debt conversion	-	-	14,191	-	14,191

Stock issued upon conversion of debt
and interest	6,976,480	6,976	1,737,144	-	1,744,120

Conversion expense	-	-	2,616,177	-	2,616,177

Stock issued for services	37,500	38	14,962	-	15,000

Stock based compensation	-	-	20,816	-	20,816

Net loss for the year ended
December 31, 2011	-	-	-	(6,331,971)	(6,331,971)

Balance at December 31, 2011	13,808,580	$13,809	$9,277,185	$(10,045,476)	$(754,482)

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT) (CONTINUED)
For The Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	13,808,580	$13,809	$9,277,185	$(10,045,476)	$(754,482)

Warrants extended	-	-	10	-	10

Warrants exercised	62,500	62	20,251	-	20,313

Net loss for the year ended
December 31, 2012	-	-	-	(1,260,983)	(1,260,983)

Balance at December 31, 2012	13,871,080	13,871	9,297,446	(11,306,459)	(1,995,142)

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2012 and 2011

	2012	2011

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Loss	$(1,260,983)	$(6,331,971)

Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	19,104	946,375
Amortization of financing costs	500	2,816
Amortization of debt discount	19,167	33,333
Options expense	-	20,816
Conversion expense	-	2,735,189
Interest converted to equity	-	204,120
Stock issued for services	-	15,000
Warrants issued	10	-
Impairment expense	108,458	1,757,898
Changes in assets and liabilities:
Accounts receivable - trade	103,094	(153,423)
Prepaid expenses	(72,576)	(6,961)
Deposits	115	743
Accounts payable - trade	357,288	(207,871)
Accrued liabilities	143,926	(49,236)
Net cash (used) provided by operating activities	(581,897)	(1,033,172)

Cash flows from investing activities:
Purchase of fixed assets	(2,418)	(22,919)
Net cash used by investing activities	(2,418)	(22,919)

Cash flows from financing activities:
Proceeds from warrant exercises	20,313	-
Proceeds from issuance of debt and short term advances	605,000	1,320,400
Repayment of debt and short term advances	(42,000)	(381,000)
Proceeds from factoring line	2,498,307	2,590,867
Repayments of factoring line	(2,483,678)	(2,484,630)
Net cash provided by financing activities	597,942	1,045,637

Net increase (decrease) in cash and cash equivalents	13,627	(10,454)

Cash and cash equivalents at beginning of year	11,065	21,519

Cash and cash equivalents at end of year	$24,692	$11,065

Supplemental disclosure of cash flow information:

Non-cash Disclsoures
Conversion of debt and interest to equity	$-	$1,744,120
Warrants issued as a discount on debt	$-	$3,316

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
For The Years Ended December 31, 2012 and 2011

	2012	2011

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$164,214	$112,417
Income taxes	$50	$50

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

Reclassifications

Certain prior year balances in the accompanying financial statements were reclassified to conform to the current year’s presentation. The reclassifications have had no effect on the net income or the totals of assets and liabilities previously reported.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, income taxes, recoverability of software development, the estimated fair value of stock based compensation, warrants, and depreciable lives of long lived assets, and allocation of assets and liabilities held for sale.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less at the time of purchase.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is  provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.  The Compnay charges off uncollectible accounts receivable when all reasonable collection efforts have been exhausted.  As of December 31, 2012 and 2011, a provision for uncollectible trade accounts receivable has been established in the amount of $50,000.  The Company does not accrue interest charges or fees on delinquent accounts receivable. The accounts are generally unsecured.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2012 and 2011, depreciation expense was $19,104 and $29,211, respectively.

Software Development

The Company capitalizes certain software costs in accordance with FASB ASC 350-40 Internal-Use Software.  The JabberMonkey website was under development through November 2010 and reached availability for general commercial use in December, 2010.  Capitalized costs will be amortized over the estimated economic life of the product which is estimated to be 3 years. Amortization expense for the years ended December 31, 2012 and 2011 was $0 and $917,164, respectively.

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

Advertising

We expense advertising and marketing costs as incurred.  Advertising costs include trade show fees, online advertising, etc.  Advertising expenses were approximately $5,090 and $68,100 for the years ended December 31, 2012 and 2011, respectively.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Revenue Recognition

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, Management believes collectability is reasonably assured at the time of performance. The Company, from time to time, executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  Although this revenue source has been historically immaterial, the Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent.

Impairment of Long-Lived Assets

The Company evaluates assets with definite lives for recoverability when events or changes in circumstances indicate that these assets might be impaired.  Assets with indefinite lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company has the option to perform a qualitative analysis before comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets, in determining whether assets are impaired.  If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows expected from that asset, the Company recognizes an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset.

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC for the continued development of its Fanatic Fans mobile application.  The Company had prepaid several months of rent amounts for the development office in Dubai.  Following the termination of the agreement and non-payment of several invoices to MeoMyo, LLC the development office was abandoned.  The Company wrote-off prepaid rent in the amount of $80,859 as a result, management estimates that these amounts would not be recoverable.  This amount is included in the asset impairment expense on the statement of operations for the year ended December 31, 2012.

During the year ended December 31, 2012 the Company expensed its $27,599 security deposit on its office space in Tempe, Arizona.  During the quarter, the Company was notified that because the office building in which it was located was placed into foreclosure the security deposit was not recoverable.  This amount is included in the asset impairment expense on the statement of operations for the year ended December 31, 2012.

On December 31, 2011 the Company reviewed the carrying value of its capitalized software development and decided to record an impairment against the remaining value.  This determination was predicated by the fact that the Company currently lacks sufficient funds to actively market the product.  Given the lead time necessary to market the product, develop a client base and generate a revenue stream, it could not generate sufficient cash flows to offset the remaining two years of its estimated life.  Therefore, management determined that an impairment was justified at that time.  The Company recorded impairment expense of $1,757,898 related to this impairment during the year ended December 31, 2011.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Arizona.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

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

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  During the years ended December 31, 2012 and 2011 there were no interest or penalties incurred related to income taxes.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2009, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, notes payable, accounts payable, and accrued liabilities approximate fair value given their short term nature or effective interest rates which represent Level 3 inputs.

Research and Development

Research and development expenses include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. During the years ended December 31, 2012 and 2011, Research and Development Expense totaled $1,382,100 and $1,472,113, respectively.  All Research and Development Expense was related to the ongoing development of the Company’s social expression website, JabberMonkey, and its location-based, social networking smart phone application, Fanatic Fans.  The Company had entered into a time and materials agreement with MeoMyo, LLC to develop the JabberMonkey website and Fanatic Fans application.  Contract work was performed as authorized and the contract was cancellable on 30-days written notice.  On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC for the continued development of its Fanatic Fans mobile application.

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

The following table shows the amounts used in computing diluted earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

	Year Ended December 31,
	2012	2011

Net loss	$(1,260,983)	$(6,331,971)

Weighted average number of common shares
used in basic earnings per share	13,837,758	7,978,820

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Convertible debt	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted loss per share	13,837,758	7,978,820

All dilutive common stock equivalents are reflected in our loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  For the year ended December 31, 2012, the Company had outstanding options to purchase 2,598,334 shares of common stock at a per share weighted average exercise price of $.86 and outstanding warrants to purchase 959,088 shares of common stock at a weighted average exercise price of $.39.  For the year ended December 31, 2011, the Company had outstanding options to purchase 2,744,167 shares of common stock at a per share weighted average exercise price of $.89 and outstanding warrants to purchase 1,026,588 shares of common stock at a weighted average exercise price of $.39  per share.  Neither amounts were included in the loss per share calculation as they were anti-dilutive.  As of December 31, 2012, the Company had $15,000 of principal value of convertible debentures which are convertible into 10,000 shares of the Company’s common stock, which were also antidilutive.  As of December 31, 2011, the Company had $25,000 of principal value of convertible debentures which are convertible into 16,666 shares of the Company’s common stock, which were also antidilutive.

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

Assumptions used in the Black Scholes Pricing Model to estimate compensation expense are determined as follows:

•	Expected term is generally determined using an average of the contractual term and vesting period of the award;

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

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Pending Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2012 that are of significance, or potential significance, to us.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $11,306,459. At December 31, 2012, the Company had total assets of $478,136 and liabilities totaling $2,473,278, and a working capital deficit of $2,020,456.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development of its social networking operations and is currently operating its TPV Business at a small cash positive state however not at sufficient amounts to satisfy its current debt obligations.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Note 2
Concentrations of Risk

During the year ended December 31, 2012, the Company rendered a substantial portion of its services to its three largest customers representing 42%, 22% and 14% of total revenues.  As of December 31, 2011, the amounts due from these customers were $210,808, $110,416 and $68,716, respectively.

During the year ended December 31, 2011, the Company rendered a substantial portion of its services to its three largest customers representing 50%, 17% and 15% of total revenues.  As of December 31, 2011, the amounts due from these customers were $199,535, $78,813 and $202,967, respectively.

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At December 31, 2012 and 2011, the Company had no uninsured cash and cash equivalents.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 3
Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consist of the following:

	2012	2011

Computer hardware	$2,144,873	$2,142,455
Furniture and fixtures	244,785	244,785
Leashold improvements	156,144	156,144
Software costs	1,195,761	1,195,761
	3,741,563	3,739,145
Less: accumulated depreciation	(3,717,184)	(3,698,080)
Less: assets held for sale, net	(15,241)	(30,762)
	$9,138	$10,303

 Note 4
Software Development

At December 31, 2012 and 2011, software development consists of the following:

	2012	2011

JabberMonkey website development	$-	$2,751,492
Less: accumulated amortization	-	(993,594)
Less: impairment	-	(1,757,898)

	$-	$-

The Company reached technical feasibility of its social networking website JabberMonkey.com on June 1, 2009 with the release of its alpha site.  Costs associated with the development beginning June 1, 2009 through the official launch of the website, December 1, 2010, were capitalized.  Capitalized software costs related to the JabberMonkey project were to be amortized using the straight-line method over three years and commenced on December 1, 2010.  Amortization expense related to the JabberMonkey website totaled $0 and $917,164 for the years ended December 31, 2012 and 2011, respectively.

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

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

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

On August 29, 2011 the Company’s Board of Directors elected to reprice the conversion price for the Company’s convertible debt from $1.50 per share to $0.25 per share and such conversion price was only valid through October 31, 2011.  The repricing was effective as of October 31, 2011 for holders electing to accept the reduced conversion price. This repricing is considered an induced conversion of debt.  Therefore, the value of the additional shares received upon conversion in excess of the original conversion formula are treated as an inducement expense at the time of conversion.  The Company converted a total of $1,540,000 in principal amounts of the convertible debentures in addition to $204,120 in accrued interest related to the debentures.  This resulted in the issuance of 6,976,480 shares of the Company’s common stock.   At December 31, 2011 the Company had $25,000 in principal amount debentures outstanding.  The Company recognized induced conversion expense, included in interest expense, at the time of the conversion of $2,616,177.  In addition the Company valued a total of 770,000 warrants which became exercisable at the time of conversion and recorded $104,821 of conversion expense related to this.  The Company also issued 102,088 warrants for accrued interest converted resulting in additional conversion expense of $14,191.  Total conversion expense related to the warrants and convertible debt conversion was $2,735,189 and was included in interest expense.

In January 2012, the Company paid off the $10,000 debenture along with accrued interest.  As of December 31, 2012 the Company has $15,000 in principal balance convertible debentures remaining at a conversion price of $1.50 per share which can be converted into 10,000 shares of common stock.

As of December 31, 2012 and 2011 convertible notes payable were comprised of the following:

	2012	2011

Note payable to convertible debentureholder, interest rate of 12% accrued monthly
principal and interest due November 16, 2010, unsecured	$-	$10,000

Note payable to related party convertible debenture holder, interest rate
of 12% accrued monthly, principal and interest due November 16, 2010, unsecured	15,000	15,000
	15,000	25,000

Less: current portion	(15,000)	(25,000)

	$-	$-

The remaining $15,000 in principal is due to the Mother of the Company’s CEO and President.  The Company has received a verbal extension on this debt through June 30, 2013.

Interest expense related to the debentures for the years ended December 31, 2012 and 2011 was $1,805 and $114,284, respectively.  Accrued interest related to the debentures at December 31, 2012 and 2011 was $4,969 and $5,564, respectively.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

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

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The maturity has been extended to the earlier of the sale of the TPV Business or August 1, 2013. The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term.  Mr. Hoffman resigned as a director effective April 22, 2013.

On March 16, 2011, the Company issued a promissory note in the principal amount $10,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The maturity has been extended to the earlier of the sale of the TPV Business or August 1, 2013. The The loan also included warrants to purchase 10,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term. Mr. Hoffman resigned as a director effective April 22, 2013.

On March 16, 2011, the Company issued a promissory note in the principal amount $5,000 to evidence a loan made to the Company by an entity controlled by Christian J. Hoffmann, III, a Director.  The term of the note is 1 year with interest at 12% per annum, with interest due monthly.  The maturity has been extended to the earlier of the sale of the TPV Business or August 1, 2013. The The loan also included warrants to purchase 5,000 shares of the Company’s common stock with an exercise price of $.50 per share.  The warrants have a 3 year term. Mr. Hoffman resigned as a director effective April 22, 2013.

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

On April 4, 2012, the Company issued a promissory note in the principal amount of $67,500 to evidence a loan made to the Company by Greg W. Holmes, President of the Company.  The term of the note is 6 months with a stated interest rate of 12% per annum with interest due monthly.  The Company received gross proceeds from the note of $65,000 with $2,500 being retained by Mr. Holmes as an origination fee.  The $2,500 note discount is being amortized over the life of the loan or at the rate of $417 per month.

The Company has received verbal extensions on the aforementioned notes until June 30, 2013 unless otherwise specified.

On April 26, 2012, the Company issued an unsecured multiple advance promissory note (“the “CHBS Note”)  to Calibrus Hosted Business Solutions, LLC (“CHBS”) in the amount of $250,000 ( the “Note Agreement”).  The CHBS Note called for two advances in the separate amounts of $150,000, due on execution, and a second advance of $100,000, due 30 days from execution.  The CHBS Note is non-interest bearing and was due on July 26, 2012.  If the principal balance is not paid in full by the due date interest will accrue retroactively at the rate of 18% per annum.  On June 15, 2012, in conjunction with the signing of the asset purchase agreement between Calibrus, Inc. and  CHBS (the “Asset Purchase Agreement”), the CHBS Note was amended and restated thereby adjusting the principal balance to the $150,000 received by the Company and extending the due date to September 1, 2012 or the closing date of the Asset Purchase Agreement, whichever occurs later.  If for any reason the transaction was cancelled or the closing did not occur, all principal and interest become immediately due.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 6
 Notes Payable (Continued)

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the CHBS Note.  The Company has retroactively accrued interest on the $150,000 CHBS Note at 18%  per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the note agreement from September 16, 2012 through December 31, 2012.  At December 31, 2012, accrued interest on the CHBS Note totaled $23,696.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the Note Agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.

On June 15, 2012, in conjunction with the signing of the Asset Purchase Agreement between Calibrus, Inc. and CHBS, the Company issued an unsecured multiple advance promissory note to an individual (the “Individual Note”) in the amount of $250,000.  The Individual Note called for two advances in separate amounts totaling $100,000, due on execution, and a second advance of $150,000 which was due on June 28, 2012.  The Individual Note is non-interest bearing and was due on September 1, 2012 or the closing date of the Asset Purchase Agreement, whichever occurs later.  If the principal balance is not paid in full by the due date, interest will accrue retroactively at the rate of 18% per annum.  If for any reason the transaction is cancelled or the closing does not occur, all principal and interest will become immediately due.

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Individual Note.  The Company has retroactively accrued interest on the $250,000 principal balance of the Individual Note at 18% per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the Note Agreement  from September 16, 2012 through December 31, 2012.  At December 31, 2012, accrued interest on the Individual Note  totaled $32,367. On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the Note Agreemement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.

As of December 31, 2012 the Company owed a total of $152,400 in short-term, non-interest bearing advances to the CEO of the Company.

As of December 31, 2012 the Company owed a total of $45,000 in short-term, non-interest bearing advances to the Mother of the CEO and President of the Company.

As of December 31, 2012 the Company owed a total of $20,000 in short-term, non-interest bearing advances to the President of the Company.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 6
 Notes Payable (Continued)

At December 31, 2012 and 2011 Notes Payable consisted of the following:

	2012	2011

Convertible note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due March 31, 2011 extended to June 30, 2013	$15,000	$25,000

Note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to June 30, 2013	50,000	50,000

Note payable, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to June 30, 2013	50,000	50,000

Notes payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to June 30, 2013	25,000	25,000

Note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to June 30, 2013	200,000	200,000

Note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due October 13, 2012, extended to June 30, 2013	67,500	-

Note payable, interest rate of 18% accrued monthly, principal and accrued interest,
due September 15, 2012, in default and accruing interest at 30% per annum	150,000	-

Note payable, interest rate of 18% accrued monthly, principal and accrued interest
due September 15, 2012, in default and accruing interest at 30% per annum	100,000	-

Note payable, interest rate of 18% accrued monthly, principal and accrued interest
due September 15, 2012, in default and accruing interest at 30% per annum	150,000	-

Various short-term, due on demand, non-interest bearing advances from related parties	217,400	109,400
	1,024,900	459,400

Less: discount	-	(16,667)

Less: current portion	(1,024,900)	(442,733)

	$-	$-

As of December 31, 2012 and 2011, accrued interest on the above notes was $127,077 and $24,296, respectively and includes accrued interest from the convertible debentures as mentioned above.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 7
Due to Factor

During the year ended December 31, 2010 the Company entered into a Factoring and Security Agreement with Factors Southwest, LLC (FSW).  The agreement states that FSW will advance to the Company 80% of eligible accounts receivable upon submission to FSW for funding.  Factoring fees related to advances will equal 2.25% for the first 30-day period, .56% for the next 15-day period and .75% for each additional 30-day period following.  The maximum credit under the factoring line is $600,000 and is secured by all assets of the Company and a first priority lien filing on accounts receivable and proceeds.  All payments made by customers of the Company on factored invoices are sent directly to FSW.  For the year ended December 31, 2012, FSW advanced a total of $2,498,307 of which $2,483,678 was repaid.  Included in this amount is $115,000 in the form of an over-advance made to the Company by FSW of which $20,000 has been repaid at December 31, 2012.  Interest on the over-advance is 5% per 30-day period outstanding.  For the year ended December 31, 2011, FSW advanced a total of $2,590,867 of which $2,484,630 was repaid.  Total amounts due to FSW at December 31, 2012 and 2011 was $253,595and $238,966, respectively.  Factoring expense for the years ended December 31, 2012 and 2011 was $164,206 and $111,217, respectively, and was included in interest expense.  All factored invoices are full-recourse after 90 days.

 Note 8
Accrued Liabilities

Accrued liabilities as of December 31, 2012 and 2011 consist of:
	2012	2011

Payroll and related taxes	$72,058	$62,889
Deferred rent	5,465	3,947
Accrued vacation	93,290	86,900
Accrued interest	127,077	24,296
Other accrued expenses	62,906	38,838

	$360,796	$216,870

 Note 9
Income Taxes

At December 31, 2012 and 2011, deferred tax assets (liabilities) consist of the following:
	2012	2011
Current portion:
Operating loss carryforwards	$3,098,000	$2,605,000
Allowance for doubtful accounts	19,000	19,000
Accrued vacation	36,000	34,000
Deferred rent expense	(2,000)	(2,000)

	3,151,000	2,656,000
Less: valuation allowance	(3,151,000)	(2,656,000)

Deferred tax asset-current portion	$-	$-

Long-term portion:
Depreciation and amortization	$(7,000)	$(14,000)
Less: valuation allowance	7,000	14,000

Deferred tax asset-long term portion	$-	$-

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 9
Income Taxes (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2012, the Company has net federal operating loss carryforwards of approximately $7.95  million and state net operating loss carryforwards of approximately $6.33 million.

Below are the federal and state net operating loss carryforwards as of December 31, 2012.

Expiration Date	Federal NOL Carryforwards	Expiration Date	State NOL Carryforwards
12/31/2021	$734,000	12/31/2013	1,120,000
12/31/2022	443,000	12/31/2014	1,428,000
12/31/2023	-	12/31/2015	1,605,000
12/31/2024	-	12/31/2016	928,000
12/31/2025	-	12/31/2017	1,250,000
12/31/2026	-		$6,331,000
12/31/2027	436,000
12/31/2028	1,120,000
12/31/2029	1,428,000
12/31/2030	1,605,000
12/31/2031	928,000
12/31/2032	1,250,000
	$7,944,000

During the year ended December 31, 2012, the Company determined that it was more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has established a valuation allowance as of December 31, 2012 in the approximate amount of $3,144,000. The valuation allowance is equal to the full amount of the net deferred tax asset due primarily to the uncertainty of the utilization of operating losses in future periods.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Federal Tax Benefit (Expense) at Statutory Rates	$430,000	$2,150,000
State Tax Benefit (Expense) at Statutory Rates	65,000	317,000
Meals and Entertainment	7,000	(1,000)
Induced Conversion of Debt	-	(1,141,000)
Valuation Allowance Adjustment	(502,000)	(1,325,000)

Net Deferred Tax Benefit (Expense)	$-	$-

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company leased office equipment under an operating lease agreement expiring through June 2011, at the rate of approximately $754 per month.  In August 2011, the Company signed another operating lease agreement for office equipment at the rate of approximately $411 per month, expiring in July of 2016.

The Company also leases, on a month to month basis, other various office equipment.

Total rent expense under the aforementioned operating leases was approximately $156,847 and $155,061 for the years ended December 31, 2012 and 2011, respectively.

A schedule of future minimum lease payments is as follows:

Year Ending
December 31,	Amount
2013	147,337
2014	149,159
2015	126,387
2016	2,880

$425,763

Employment Agreements

Calibrus has agreements with all officers and those employees identified herein as key employees.   All of our agreements contain language assigning all inventions over to Calibrus, and also contain non-compete agreements.  Additionally, on termination, if not for cause and Calibrus is cash flow and earnings positive, our officers and key employees will receive up to three months salary as severance. On a change of control of Calibrus, which results in termination of the officer or key employee and Calibrus is cash flow positive and has positive earnings per share at the time of the change of control, the officer or key employee will receive three months salary as severance based on the officers or employees’ current salary.  Employment contracts are entered into for two, three or four year periods with automatic two, three or four one year extensions depending on the officer or key employee. Except for terms and salary, all of our employment contracts contain the same material terms.  A summary of the officers’ employment contracts are below:

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 10
Commitments and Contingencies (Continued)

During the years ended December 31, 2012 and 2011, each of the employees listed above took salary decreases due to limited cash flow in the Company.  Each of the employees has agreed to waive the unpaid amounts per their respective employment agreements.  In September of 2012, the Company reinstated a portion of the salary decreases of the above individuals.

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2012 and 2011.

 Note 11
Stockholders’ Equity

Warrants

At December 31, 2012 and 2011, the Company had 959,088 and 1,026,588, respectively, warrants to purchase common stock.  The warrants are convertible into one share of common stock at a prices ranging between $.325 and $1.95 per share.  As of December 31, 2012, 951,588 of the 959,088 were exercisable. As of December 31, 2011, 1,014,088 of the 1,026,588 were exercisable.

During the year ended December 31, 2012, the Company extended the maturity dates of 125,000 warrants, which were set to expire on November 12, 2012, to May 31, 2013, and 42,500 warrants, which were set to expire on December 31, 2012, to June 30, 2013.  The Company recognized a total of $10 of expense related to the extension.

On June 25, 2012, a former convertible debenture holder exercised 50,000 warrants at an exercise price of $.325 per share.

On September 26, 2012, a former convertible debenture holder exercised 12,500 warrants at an exercise price of $.325 per share.

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2010	514,500	$0.40
Granted	517,088	0.39
Exercised	-	-
Forfeited	(5,000)	1.95

Outstanding at December 31, 2011	1,026,588	0.39

Granted	167,500	0.33
Exercised	(62,500)	0.33
Forfeited	(172,500)	0.37

Outstanding at December 31, 2012	959,088	$0.39	0.95	$-

Exercisable at December 31, 2012	951,588	$0.38	0.94	$-

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 11
Stockholders’ Equity (Continued)

The fair value of each warrant valued during the years ended December 31, 2012 and 2011 is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011
Expected Volatility	12.11% - 14.74%	24.85% - 24.90%
Risk-free interest rate	0.11% - 0.13%	0.89% - 0.25%
Expected dividends	-	-
Expected life	6 months	2 - 3 Years
Fair value	$0.00 - $0.00	$0.00 - $0.15

A summary of the status of the Company’s non-exercisable warrants as of December 31, 2012 and 2011 and changes during the years ended December 31, 2012 and 2011 is presented below:

			Weighted
			Average
		Weighted-Average	Remaining	Aggregate
		Grant-Date	Contractual	Intrinsic
	Warrants	Fair Value	Term (in years)	Value
Non-exercisable at December 31, 2010	505,000	$0.05

Granted	517,088	0.01

Exercisable	(1,004,588)	0.03

Forfeited	(5,000)	0.05

Non-exercisable at December 31, 2011	12,500	0.05

Granted	-	-

Exercisable	-	-

Forfeited	(5,000)	0.05

Non-exercisable at December 31, 2012	7,500	$0.05	0.94	$-

On October 31, 2011 the Company revalued a total of 770,000 warrants related to its convertible debenture which became exercisable upon conversion.  The weighted average fair value of the warrants at the time of valuation was $.14.

Options

The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may have granted options for up to 2,850,000 shares of common stock.  The maximum term of the options is five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock.  The maximum term of the options is five years and they vested at various times according to the Option Agreements.  Both of the above mentioned plans have expired and no further options are available for grant.

In July 2012 the Board of Directors adopted the 2012 Stock Option and Restricted Stock Plan and the shareholders approved it in August 2012. Under such Plan, the Company has 3,000,000 shares available for future grants.   The Company has made no grants under the Plan.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 11
Stockholders’ Equity (Continued)

The following is a table of activity for all options granted under these Plans during the years ended December 31, 2012 and 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2010	2,512,499	1.08

Granted	500,000	0.25
Exercised	-	-
Forfeited	(268,332)	1.52

Options outstanding at December 31, 2011	2,744,167	0.89

Granted	-	-
Exercised	-	-
Forfeited	(145,833)	1.41

Options outstanding at December 31, 2012	2,598,334	$0.86	2.15	$ -

Options exercisable at December 31, 2012	2,598,334	$0.86	2.15	$ -

During the year ended December 31, 2011 the Company issued 500,000 options to members of its Advisory Board.  The total fair value of options vested during the year ended December 31, 2011 was $20,816 and included $4,319 of expense related to 50,000 options granted in 2010 that vested during 2011.

The fair value of each option granted is estimated on the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions during the year ended December 31, 2012 and 2011:

	2012	2011
Expected Volatility	-	26.65%
Risk-free interest rate	-	0.36%
Expected dividends	-	-
Expected life	-	3 years
Value per option	-	$0.03

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

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

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The suit has been suspended by the plaintiff while the Company seeks an alternative buyer for its TPV Business.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The suit has been suspended by the plaintiff while the Company seeks an alternative buyer for its TPV Business.

 Note 13
Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  In connection with the signing of the Asset Purchase Agreement between Calibrus, Inc. and Calibrus Hosted Business Solutions, LLC on June 15, 2012, which was scheduled to close on August 31, 2012 and would have resulted in the disposition of all of its assets related to the Third Party Verification (“TPV”) Business, the Company has classified those assets as held-for-sale and has made the following disclosures and classifications in the presentation of its financial statements.  On September 7, 2012 the Company received notice that Calibrus Hosted Business Solutions terminated the asset purchase agreement and the sale transaction did not close.  The Company is in the process of seeking alternative buyers for the TPV Business.  The Company is currently in discussions with an interested party and believes that a sale of the TPV Business will occur within one year.

The assets classified as held-for-sale are as follows:

	December 31, 2012	December 31, 2011

Property and equipment, net	$15,241	$30,762
Deposits	-	27,599
Total assets held-for-sale	$15,241	$58,361

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 13
Held-for-Sale Disclosures and Financial Statement Presentation

The Company has presented the TPV business statements of operations as discontinued operations.  The results of discontinued operations related to the TPV business included in the accompanying statement of operations for the years ended December 31, 2012 and 2011, respectively.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Revenue	$3,415,147	$3,563,265

Cost of revenue	1,315,683	1,293,801

Gross profit	2,099,464	2,269,464

Operating expenses	660,834	616,532

Income from discontinued operations	$1,438,630	$1,652,932

 Note 14
Related Parties

As of December 31, 2012 the Company owed a total of approximately $15,900 to officers of the company related to unpaid Company expenses.  These are in addition to the amounts owed at December 31, 2012 and 2011 discussed in Notes 5 and 6.

 Note 15
Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure other than listed below.

Effective April 22, 2013, Christian J. Hoffmann III resigned as a member of the Board of Directors of the Company.