Form 10-Q
period 2013-03-31
CALIBRUS, INC.
filed 2013-05-17
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
or

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

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of May 6, 2013 is 13,871,080.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2013	December 31, 2012
Current Assets	(Unaudited)
Cash and cash equivalents	$32,995	$24,692
Accounts receivable - trade, net	343,066	423,319
Prepaid expenses	6,306	4,811

Total Current Assets	382,367	452,822

Property and equipment, net	8,249	9,138
Deposits	1,045	935
Assets held for sale	14,285	15,241

Total Assets	$405,946	$478,136

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible related party note payable	15,000	15,000
Notes payable - current portion	450,000	450,000
Related party notes payable and short term cash advances	559,900	559,900
Due to factor	211,688	253,595
Accounts payable - trade	782,576	833,987
Accrued liabilities	423,139	360,796

Total Liabilities	2,442,303	2,473,278

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
13,871,080 shares issued and outstanding	13,871	13,871
Additional paid-in capital	9,297,446	9,297,446
Accumulated deficit	(11,347,674)	(11,306,459)

Total Stockholders' Equity (Deficit)	(2,036,357)	(1,995,142)

Total Liabilities and Stockholders' Equity (Deficit)	$405,946	$478,136

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

General and administrative expenses	199,078	172,829
Research and development expense	-	362,511

	(199,078)	(535,340)

Other Income (Expense):
Interest expense	(75,861)	(73,172)

	(75,861)	(73,172)

Loss from continued operations	(274,939)	(608,512)

Income from discontinued operations	233,724	403,301

Loss before income taxes	(41,215)	(205,211)

Income taxes	-	-

Net loss	$(41,215)	$(205,211)

Loss per common share from continued operations
Basic and diluted	$(0.02)	$(0.04)

Income per common share from discontinued operations
Basic and diluted	$0.02	$0.03

Net loss per common share
Basic and diluted	$-	$(0.01)

Weighted average common shares; basic and diluted	13,871,080	13,808,580

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(41,215)	$(205,211)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	4,081	5,333
Amortization of debt discount	-	16,667
Amortization of deferred financing fees	-	500
Changes in assets and liabilities:
Accounts receivable - trade	80,253	48,620
Prepaid expenses	(1,495)	(104,300)
Deposits	(110)	115
Accounts payable - trade	(51,411)	35,673
Accrued liabilities	62,343	31,995

Net cash provide (used) by operating activities	52,446	(170,608)

Cash flows from investing activities:
Purchase of fixed assets	(2,236)	(1,501)

Net cash used by investing activities	(2,236)	(1,501)

Cash flows from financing activities:
Proceeds from issuance of debt	-	140,000
Repayment of debt	-	(42,000)
Proceeds from factoring line	475,480	764,636
Repayment of factoring line	(517,387)	(700,617)

Net cash provided (used) by financing activities	(41,907)	162,019

Net change in cash and cash equivalents	8,303	(10,090)

Cash and cash equivalents at beginning of period	24,692	11,065

Cash and cash equivalents at end of period	$32,995	$975

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$34,215	$48,733
Income taxes	$50	$50

The Accompanying Notes are an integral part of these Condensed Financial Statements.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose has been to operate a customer contact center for a variety of clients, who are located throughout the United States. The Company provides customer contact support services for various companies wishing to outsource these functions.   On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification business to Calibrus Hosted Business Solutions, LLC.  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   On September 7, 2012, Calibrus Hosted Business Solutions terminated the asset purchase agreement.  The Company is currently seeking a new buyer for its TPV Business.  The Company has presented assets related to its TPV Business as held-for-sale and has presented the TPV Business statements of operations as discontinued operations.

Reclassifications:

Certain balances in the accompanying financial statements were reclassified to conform to the current period’s presentation.  The reclassifications were necessary to present discontinued operations and assets held for sale and did not result in a change to the net loss reported.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the allowance for doubtful accounts, the valuation/classification of assets held for sale and the valuation of stock options and warrants.  Actual results could differ from those estimates.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates, which represent level 3 inputs.

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the three month periods ended March 31, 2013 and 2012 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Loss available to common stockholders	$(41,215)	$(205,211)

Weighted average number of common shares
used in basic earnings per share	13,871,080	13,808,580

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Convertible debt	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	13,871,080	13,808,580

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of March 31, 2013 and 2012 the Company had outstanding options to purchase 2,519,167 and 2,744,167 shares of common stock at a per share weighted average exercise prices of $.85 and $.89, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  As of March 31, 2013 and 2012 the Company had outstanding warrants to purchase 950,588 and 1,021,588 shares of common stock at a per share weighted average exercise price of $.38 and $.39, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of March 31, 2013 the Company has $15,000 principal balance of convertible debentures along with $5,413 in accrued interest which is convertible into 13,609 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.  As of March 31, 2012 the Company had $15,000 principal balance of convertible debentures along with $3,613 in accrued interest which would have been convertible into 12,409 shares of the Company’s common stock, if converted, which were deemed to be anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The effective income tax rate of 0% for the three months ended March 31, 2013 and 2012 differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in past and/or respective periods.  For the three month period ended March 31, 2013 a tax benefit of approximately $16,000 would have been generated.  For the three month period ended March 31, 2012 a tax benefit of approximately $80,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of March 31, 2013 the Company had net operating losses of approximately $7,983,000 resulting in a deferred tax asset of approximately $3,113,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

As of March 31, 2013 the Company owed a total of $152,400 in short-term advances to its CEO and an additional $50,000 through a bridge loan.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due June 30, 2013.  The short-term advances do not have a set maturity date, and are due on demand.

As of March 31, 2013 the Company owed a total of $20,000 in short-term advances from its President and an additional $267,500 principal balance in the form of bridge loans.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due June 30, 2013.  The short-term advances do not have a set maturity date, and are due on demand.

As of March 31, 2013 the Company owed a total of $45,000 in short-term advances to the Mother of the CEO and President and an additional $15,000 in convertible debentures.  The short-term advances are non-interest bearing and the debenture accrues interest at the stated rate of 12% per annum and is due June 30, 2013.  The short-term advances do not have a set maturity date, and are due on demand.

As of March 31, 2013 the Company owed a total of $15,000 in bridge loans to entities controlled by one of its former Directors.  The notes accrue interest at the stated interest rate of 12% per annum.  The maturity has been extended to the earlier of the sale of the TPV Business or August 1, 2013.

As of March 31, 2013 the Company owed $10,000 in principal to one of its former Directors.  The note accrues interest at the stated interest rate of 12% per annum.  The maturity has been extended to the earlier of the sale of the TPV Business or August 1, 2013.

3.   Convertible Notes Payable

As of March 31, 2013 the Company has $15,000 in convertible debentures outstanding to the Mother of the CEO and President as discussed above, which are convertible at $1.50 per share.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the CHBS Note.  The Company has retroactively accrued interest on the $150,000 CHBS Note at 18%  per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the note agreement from September 16, 2012 through March 31, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the Note Agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the asset purchase agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.  As of March 31, 2013 the Company has accrued a total of $34,792 of interest related to the note.

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

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the Individual Note.  The Company has retroactively accrued interest on the $250,000 principal balance of the Individual Note at 18% per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the Note Agreement  from September 16, 2012 through March 31, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the Note Agreemement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.  As of March 31, 2013 the Company has accrued a total of $50,860 of interest related to the note.

The Company also has a $50,000 principal amount bridge loan outstanding to a non-related party.  The note accrues interest at the rate of 12% per annum and is due June 30, 2013.  Accrued interest related to this note totaled $12,723 as of March 31, 2013.

5.   Due to Factor

During the quarter ended March 31, 2012 the Company received an over-advance on its factoring line from Factors Southwest, LLC in the amount of $115,000.  Interest on the over-advance is 5% per 30-day period.  As of March 31, 2013 the balance of the over-advance is $95,000 and is included in the due to factor balance.  Interest related to the over-advance is included in interest expense.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.   Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  In connection with the signing of the Asset Purchase Agreement between Calibrus, Inc. and Calibrus Hosted Business Solutions, LLC on June 15, 2012, which sale was scheduled to close on August 31, 2012 and would have resulted in the disposition of all of the assets related to the Third Party Verification (“TPV”) Business, the Company has classified those assets as held-for-sale and has made the following disclosures and classifications in the presentation of its financial statements.  On September 7, 2012 the Company received notice that Calibrus Hosted Business Solutions terminated the asset purchase agreement and the sale transaction did not close.  The Company is in the process of seeking alternative buyers for the TPV Business.

The assets classified as held-for-sale are as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)

Property and equipment, net	$14,285	$15,241
Total assets held-for-sale	$14,285	$15,241

The Company has presented the TPV business statements of operations as discontinued operations.  The table below shows the results of discontinued operations related to the TPV business and are included in the accompanying statement of operations for the three month periods ending March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenue	$725,508	$919,408

Cost of revenue	306,090	357,303

Gross profit	419,418	562,105

Operating expenses	185,694	158,804

Income from discontinued operations	$233,724	$403,301

7.   Liquidity and Going Concern Considerations

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $11,347,674. At March 31, 2013, the Company had total assets of $405,946 and liabilities totaling $2,442,303, and a working capital deficit of $2,059,936.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations and is currently operating its TPV Business at a cash flow positive state however not at sufficient amounts to timely satisfy its current debt obligations.  Management intends to work with its existing debt holders to negotiate payment terms.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012.

8.  Litigation

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The suit had been suspended by the plaintiff while the Company sought an alternative buyer for its TPV Business.  However, on May 10, 2013 the Company received notice that the plaintiff intended to pursue the actions.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The suit had been suspended by the plaintiff while the Company sought an alternative buyer for its TPV Business.  However, on May 10, 2013 the Company received notice that the plaintiff intended to pursue the actions.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

9.  Subsequent Events

On April 1, 2013 the Company extended a total of 185,000 warrants that expired on March 31, 2013.  The Warrants were related to the Company’s convertible debenture offering and were extended until September 30, 2013.  Other than extending the expiration date of the warrants all other terms remained unchanged.

Effective April 22, 2013, Christian J. Hoffmann III resigned as a member of the Board of Directors of the Company.  Mr. Hoffmann’s resignation was not due to any disagreement with the Company.

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

The Company is in the process of seeking an alternative buyer of the TPV Business.  If the Company is successful in this regard, its plans to use the proceeds from the sale of its TPV Business to pay existing obligations and continue the development of its Fanatic Fans social media initiative.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
		(Unaudited)
Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	199,078	172,829
Research and Development	-	362,511
Interest Expense	75,861	73,172
Loss from continued operations	(274,939)	(608,512)
Income from discontinued operations	233,724	403,301
Net Loss	$(41,215)	$(205,211)

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenue – The Company had no revenues related to its social networking business for the three months ended March 31, 2013 or 2012.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the three months ended March 31, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its social networking business for the three months ended March 31, 2013 or 2012.

Research and Development – Research and development expenses decreased to $0 in the first quarter 2013 from $362,511 in the first quarter 2012.  The decrease was the result of the Company discontinuing development on its Fanatic Fans application during the last quarter of 2012.

General and Administrative Expenses – General and administrative expense increased 15.2% to $199,078 in the first quarter 2013 from $172,829 in the first quarter 2012. The increase was a result of the Company partially reinstating salaries for Company executives who had taken pay reductions.  However, this was partially offset by lower accounting fees and expenses related to developing and operating the Company’s Fanatic Fans application.

Interest Expense – Interest expense increased by $2,689 for the first quarter 2013 from $73,172 in the first quarter 2012, an increase of 3.7%.  The increase in interest expense was related to the Company incurring default interest on the notes related to the Company’s attempted sale of the TPV Business and was partially offset by lower factoring expense, due to lower invoiced amounts to the Company’s TPV Business customers and debt discount amortization incurred for the three months ended March 31, 2012.

Loss from Continued Operations – The Company generated a loss from continued operations of ($274,939) for the first quarter 2013 compared to a loss from continued operations of ($608,512) in the first quarter 2012, a difference of ($333,573).  The decrease in loss from continued operations is primarily attributable to the discontinuation of expenses related to the operation and development of the Company’s Fanatic Fans application due to limited cash flows.

Income from Discontinued Operations – The Company generated income from discontinued operations of $233,724 in the first quarter 2013 compared to income from discontinued operations of $403,301 for the first quarter 2012, a decrease of 42.0%.  The decrease was due to decreased call volumes in the TPV business and the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Liquidity and Capital Resources

As of March 31, 2013 we had cash on hand of $32,995 and negative working capital of $2,059,936.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.   Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000  in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000, of which $15,000 in principal balance remains outstanding at March 31, 2013.

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

On September 7, 2012, when CHBS terminated the asset purchase agreement, the $400,000 in short-term notes payable became immediately due.  As such, all amounts became due and payable.  The Company has retroactively accrued interest on the $400,000 in notes at 18% interest per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the notes from September 16, 2012 through March 31, 2013.  Accrued interest related to these notes at March 31, 2013 amounted to $85,652.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the note agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default. The Company believes that CHBS breached the asset purchase agreement by refusing to close the transaction. Accordingly, the Company believes it has defenses and counterclaims against CHBS. The suit had been suspended by the plaintiff while the Company sought an alternative buyer for its TPV Business. However, on May 10, 2013 the Company received notice that the plaintiff intended to pursue the actions. The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by an individual for breach of contract of the note agreement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The Company believes that Calibrus Hosted Business Solutions breached the asset purchase agreement by refusing to close the transaction.  Accordingly, the Company believes it has defenses and counterclaims against such party based on the breach of CHBS. The suit had been suspended by the plaintiff while the Company sought an alternative buyer for its TPV Business.  However, on May 10, 2013 the Company received notice that the plaintiff intended to pursue the actions.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

With the exception of the $400,000 in short-term loans discussed above, the Company has received verbal extensions on all of its outstanding debt at least through June 30, 2013.

As of March 31, 2013, the Company owed a total of $1,024,900 in principal balance notes and advances along with an additional $168,723 in accrued interest.

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC as a result of the termination of the asset purchase agreement and the Company’s inability to fund the ongoing development of its social networking operations.  The Company intends to restart development upon the sale of its TPV Business.  However, it is unknown when this will occur, if ever.  As of March 31, 2013, the Company owed a total of $425,958 to MeoMyo, LLC.

The Company is operating the TPV Business at a small cash-flow positive state and intends to begin paying down its obligations out of this cash-flow until a sale can be completed.  Until such time a buyer is found for the TPV Business, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses to support the social media projects.

The Company intends to satisfy its outstanding debt obligations out of the proceeds from the eventual sale of its TPV Business.  However, the Company can provide no assurance that this sale will occur or, if it does occur, that the net proceeds will be sufficient to satisfy the Company’s outstanding debt obligations.  Further, upon sale of the TPV Business the Company will be divesting itself of its only revenue generating source.  We can offer no assuarance when or if our social networking offerings will be successful.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on its ability to raise additional capital, either through additional debt or equity offerings or alliances with third parties; however there can be no assurance that the Company will be able to raise such capital or create such alliances or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

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

The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $11,347,674. At March 31, 2013, the Company had total current assets of $382,367 and currentliabilities totaling $2,442,303, and a working capital deficit of $2,059,936.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations and is currently operating its TPV Business at a small cash flow positive state however not at sufficient amounts to timely satisfy its current debt obligations.  Management intends to work with its existing debt holders to negotiate payment terms.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012.

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

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The suit had been suspended by the plaintiff while the Company sought an alternative buyer for its TPV Business.  However, on May 10, 2013 the Company received notice that the plaintiff intended to pursue the actions.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default. The suit had been suspended by the plaintiff while the Company sought an alternative buyer for its TPV Business.  However, on May 10, 2013 the Company received notice that the plaintiff intended to pursue the actions.  The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

The Company believes that CHBS breached the Asset Purchase Agreement by refusing to close the transaction and will vigorously defend itself, as well as assert counterclaims for damages.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our definitive proxy statement for the special meeting of shareholders as filed with the Securities and Exchange Commission on July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our proxy statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 or in our proxy statement during the three months ended March 31, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By:/s/Jeff W. Holmes	Date: May 17, 2013
Jeff W. Holmes, CEO

By:/s/Kevin J. Asher	Date: May 17, 2013
Kevin J. Asher, CFO