Form 10-Q
period 2013-06-30
CALIBRUS, INC.
filed 2013-08-19
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
or

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

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of August 15, 2013 is 13,871,080.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	June 30, 2013	December 31, 2012
Current Assets	(Unaudited)
Cash and cash equivalents	$11,243	$24,692
Accounts receivable - trade, net	392,533	423,319
Prepaid expenses	3,950	4,811

Total Current Assets	407,726	452,822

Property and equipment, net	8,591	9,138
Deposits	1,045	935
Assets held for sale	10,545	15,241

Total Assets	$427,907	$478,136

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible related party note payable	15,000	15,000
Notes payable - current portion	450,000	450,000
Related party notes payable and short term cash advances	559,900	559,900
Due to factor	234,989	253,595
Accounts payable - trade	800,702	833,987
Accrued liabilities	452,429	360,796

Total Liabilities	2,513,020	2,473,278

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
13,871,080 shares issued and outstanding	13,871	13,871
Additional paid-in capital	9,320,461	9,297,446
Accumulated deficit	(11,419,445)	(11,306,459)

Total Stockholders' Equity (Deficit)	(2,085,113)	(1,995,142)

Total Liabilities and Stockholders' Equity (Deficit)	$427,907	$478,136

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Research and development expenses	-	458,270	-	820,781
General and administrative expenses	182,496	264,206	381,574	446,973

	(182,496)	(722,476)	(381,574)	(1,267,754)

Other Income (Expense):
Interest income	-	-	-	-
Interest expense	(97,067)	(53,307)	(172,928)	(126,478)

	(97,067)	(53,307)	(172,928)	(126,478)

Loss from continued operations	(279,563)	(775,783)	(554,502)	(1,394,232)

Income from discontinued operations	207,792	345,140	441,516	758,378

Loss before income taxes	(71,771)	(430,643)	(112,986)	(635,854)

Income taxes	-	-	-	-

Net loss	$(71,771)	$(430,643)	$(112,986)	$(635,854)

Loss per common share from continued operations
Basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.10)

Income per common share from discontinued operations
Basic and diluted	$0.01	$0.03	$0.03	$0.05

Net loss per common share
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average common shares; basic and diluted	13,871,080	13,811,327	13,871,080	13,809,969

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(112,986)	$(635,854)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	7,479	10,666
Amortization of debt discount	-	17,500
Amortization of deferred financing fees	-	500
Warrant extension	23,015	-
Changes in assets and liabilities:
Accounts receivable - trade	30,786	59,819
Prepaid expenses	861	(120,855)
Deposits	(110)	115
Accounts payable - trade	(33,285)	(6,347)
Accrued liabilities	91,633	65,156

Net cash provide (used) by operating activities	7,393	(609,300)

Cash flows from investing activities:
Purchase of fixed assets	(2,236)	(1,501)

Net cash used by investing activities	(2,236)	(1,501)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	16,250
Proceeds from issuance of debt	-	605,000
Repayment of debt	-	(42,000)
Proceeds from factoring line	902,459	1,353,677
Repayment of factoring line	(921,065)	(1,294,610)

Net cash provided (used) by financing activities	(18,606)	638,317

Net change in cash and cash equivalents	(13,449)	27,516

Cash and cash equivalents at beginning of period	24,692	11,065

Cash and cash equivalents at end of period	$11,243	$38,581

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$66,123	$89,303
Income taxes	$50	$50

The Accompanying Notes are an integral part of these Condensed Financial Statements.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Registrant sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Registrant or any of the Registrant’s affiliates, or any director or officer of the Registrant or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013 and as such, has not been reflected in our financial statements as of and for the periods ended June 30, 2013.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, due to factor and notes payable approximate fair value given their short term nature or effective interest rates, which represent level 3 inputs.

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the three and six month periods ended June 30, 2013 and 2012 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Loss available to common stockholders	$(71,771)	$(430,643)	$(112,986)	$(635,854)

Weighted average number of common shares
used in basic earnings per share	13,871,080	13,811,327	13,871,080	13,809,969

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Convertible debt	-	-	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	13,871,080	13,811,327	13,871,080	13,809,969

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of June 30, 2013 and 2012 the Company had outstanding options to purchase 2,519,167 and 2,733,334 shares of common stock at a per share weighted average exercise prices of $.85 and $.89, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  As of June 30, 2013 and 2012 the Company had outstanding warrants to purchase 943,088 and 971,588 shares of common stock at a per share weighted average exercise price of $.36 and $.39, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, as of June 30, 2013 the Company has $15,000 principal balance of convertible debentures along with $5,853 in accrued interest which is convertible into 13,902 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.  As of June 30, 2012 the Company had $15,000 principal balance of convertible debentures along with $4,062 in accrued interest which would have been convertible into 12,708 shares of the Company’s common stock, if converted, which were deemed to be anti-dilutive.

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

Assumptions used in the Black Scholes Pricing Model to estimate compensation expense are determined as follows:

•	Expected term is determined using the contractual term and vesting period of the award;

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock, which is publicly traded, over the expected term of the award;

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

The effective income tax rate of 0% for the six months ended June 30, 2013 and 2012 differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in past and/or respective periods.  For the six month period ended June 30, 2013 a tax benefit of approximately $44,000 would have been generated.  For the six month period ended June 30, 2012 a tax benefit of approximately $250,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of June 30, 2013 the Company had net operating losses of approximately $8,060,000 resulting in a deferred tax asset of approximately $3,142,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

As of June 30, 2013 the Company owed a total of $152,400 in short-term advances to its CEO and an additional $50,000 through a bridge loan.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2013.  The short-term advances do not have a set maturity date, and are due on demand.

As of June 30, 2013 the Company owed a total of $20,000 in short-term advances from its President and an additional $267,500 principal balance in the form of bridge loans.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2013.  The short-term advances do not have a set maturity date, and are due on demand.

As of June 30, 2013 the Company owed a total of $45,000 in short-term advances to the Mother of the CEO and President and an additional $15,000 in convertible debentures.  The short-term advances are non-interest bearing and the debenture accrues interest at the stated rate of 12% per annum and is due December 31, 2013.  The short-term advances do not have a set maturity date, and are due on demand.  Subsequent to June 30, 2013, the Company repaid the $45,000 advance in full.

As of June 30, 2013 the Company owed a total of $25,000 in bridge loans to one of its former Directors or entities controlled by this former director.  The notes accrue interest at the stated interest rate of 12% per annum.  The notes matured on July 2, 2013 and remain unpaid.

3.   Convertible Notes Payable

As of June 30, 2013 the Company has $15,000 in convertible debentures outstanding to the Mother of the CEO and President as discussed above, which are convertible at $1.50 per share. Subsequent to June 30, 2013, the Company repaid the principal and $5,862 in accrued interest related to this debenture.

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

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the CHBS Note.  The Company has retroactively accrued interest on the $150,000 CHBS Note at 18%  per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the note agreement from September 16, 2012 through June 30, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the Note Agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  As of June 30, 2013 the Company has accrued a total of $36,616 of interest related to the note.

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

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the Individual Note.  The Company has retroactively accrued interest on the $250,000 principal balance of the Individual Note at 18% per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the Note Agreement  from September 16, 2012 through June 30, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the Note Agreemement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  As of June 30, 2013 the Company has accrued a total of $78,953 of interest related to the note.

Subsequent to June 30, 2013, the Company settled the two outstanding notes explained above for a total of $450,000.  The related complaints have been cancelled.

The Company also has a $50,000 principal amount bridge loan outstanding to a non-related party.  The note accrues interest at the rate of 12% per annum and is due June 30, 2013.  Accrued interest related to this note totaled $14,219 as of June 30, 2013.

5.   Due to Factor

During the six months ended June 30, 2012 the Company received an over-advance on its factoring line from Factors Southwest, LLC in the amount of $115,000.  Interest on the over-advance is 5% per 30-day period.  As of June 30, 2013 the balance of the over-advance is $95,000 and is included in the due to factor balance.  Interest related to the over-advance is included in interest expense.  Upon the closing of the transaction with CCCS the overadvance was paid in full along with all outstanding principal under the Company’s Factoring Agreement with Factors Southwest, LLC.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.   Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Registrant sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Registrant or any of the Registrant’s affiliates, or any director or officer of the Registrant or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.

The assets classified as held-for-sale are as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)

Property and equipment, net	$10,545	$15,241
Total assets held-for-sale	$10,545	$15,241

The Company has presented the TPV business statements of operations as discontinued operations.  The table below shows the results of discontinued operations related to the TPV business and are included in the accompanying statement of operations for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenue	$710,216	$843,391	$1,435,724	$1,762,799

Cost of revenue	282,885	327,677	588,975	684,980

Gross profit	427,331	515,714	846,749	1,077,819

Operating expenses	219,539	170,574	405,233	319,441

Income from discontinued operations	$207,792	$345,140	$441,516	$758,378

7.   Warrants

During the six months ended June 30, 2013, the Company extended a total of 177,500 warrants that expired on March 31, 2013 for a period of six months.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $8,106 using the black-scholes method of valuation and was recorded as interest expense.

During the six months ended June 30, 2013, the Company extended a total of 125,000 warrants that expired on May 31, 2013 for a period of one year.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $8,283 using the black-scholes method of valuation and was recorded as interest expense.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the six months ended June 30, 2013, the Company extended a total of 125,000 warrants that expired on June 30, 2013 for a period of one year.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $6,626 using the black-scholes method of valuation and was recorded as interest expense.

8.   Liquidity and Going Concern Consideration

Following the Sale of the Company’s TPV Business, it will be divesting itself of its only revenue generating source.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on the ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.  If the Company is unable to raise additional capital it may be forced to cease operations.  Until such time additional capital can be raised, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses related to support of the social media projects.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $11,419,445. At June 30, 2013, the Company had total assets of $427,907 and liabilities totaling $2,513,020 and a working capital deficit of $2,105,294.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations.   Management intends to work with its existing debt holders and vendors to negotiate payment terms and settlements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012.

9.  Litigation

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The complaint has been cancelled subsequent to June 30, 2013, upon settlement of the claim.

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The complaint has been cancelled subsequent to June 30, 2013, upon settlement of the claim.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Subsequent to June 30, 2013, the Company settled the above complaints as discussed in Note 10.

10.  Subsequent Events

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Registrant sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Registrant or any of the Registrant’s affiliates, or any director or officer of the Registrant or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.

Subsequent to June 30, 2013, the Company repaid all outstanding balances due under the Factoring Agreement with Factors Southwest, LLC.

Subsequent to June 30, 2013, the Company settled the principal and interest outstanding on the CHBS and Individual Notes for a total of $450,000.  Outstanding principal and interest on these notes as of June 30, 2013 was $515,570.  The complaints related to these notes have been cancelled.

Subsequent to June 30, 2013, the Company repaid the $45,000 related party short-term advance to the mother of the Company’s CEO and President.

Subsequent to June 30, 2013, the Company repaid the $15,000 related party convertible debenture to the mother of the Company’s CEO and President along with outstanding accrued interest of $5,862.

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

Overview

On June 15, 2012, the Company entered into a an asset purchase agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets related to the Company’s Third Party Verification (“TPV”) business to Calibrus Hosted Business Solutions, LLC (“CHBS”).  The Company made this decision in order to focus on its social networking operations which currently includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   The Company continued to invest large amounts of capital into improvements of Fanatic Fans.  However, when the Asset Purchase Agreement between the Company and CHBS was cancelled the Company was forced to discontinue funding of the development of Fanatic Fans.  On September 12, 2012, the Company cancelled its development contract with MeoMyo.  The Company will need to raise significant additional capital in order to execute the business plans related to Fanatic Fans and JabberMonkey.  Operating results related to the Company’s TPV business have been classified as discontinued operations.  On September 7, 2012 the Company received notice that CHBS terminated the Asset Purchase Agreement and the sale transaction did not occur.

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Registrant sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Registrant or any of the Registrant’s affiliates, or any director or officer of the Registrant or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013 and as such has not been reflected in the condensed financial statements.

The Company plans to use the proceeds from the sale of its TPV Business to settle and pay existing obligations and continue the development of its Fanatic Fans social media initiative.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Research and Development	-	458,270	-	820,781
General and Administrative Expenses	182,496	264,206	381,574	446,973
Interest Income	-	-	-	-
Interest Expense	97,067	53,307	172,928	126,478
Loss from continued operations	(279,563)	(775,783)	(554,502)	(1,394,232)
Income from discontinued operations	207,792	345,140	441,516	758,378
Net Loss	$(71,771)	$(430,643)	$(112,986)	$(635,854)

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenue – The Company had no revenues related to its social networking business for the three months ended June 30, 2013 or 2012.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the three months ended June 30, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its social networking business for the three months ended June 30, 2013 or 2012.

Research and Development – Research and development expenses decreased to $0 in the second quarter 2013 from $458,270 in the second quarter 2012.  The decrease was the result of the Company discontinuing development on its Fanatic Fans application during the final quarter of 2012 due to cash flow constraints.

General and Administrative Expenses – General and administrative expense decreased 30.9% to $182,496 in the second quarter 2013 from $264,206 in the second quarter 2012. The decrease was a result of the decreased legal fees which had been incurred during the failed sale of the Company’s TPV business in 2012.  However, this was offset by the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Interest Expense – Interest expense increased by $43,760 for the second quarter 2013 from $53,307 in the first quarter 2012, an increase of 82.1%.  The increase in interest expense was related to the Company incurring default interest on the notes related to the Company’s attempted sale of the TPV Business and expenses related to the extension of expiring warrants.  However this was partially offset by lower factoring expense, due to lower invoiced amounts to the Company’s TPV Business customers.

Loss from Continued Operations – The Company generated a loss from continued operations of ($279,563) for the second quarter 2013 compared to a loss from continued operations of ($775,783) in the second quarter 2012, a difference of $(496,220).  The decrease in loss from continued operations is primarily attributable to the discontinuation of expenses related to the operation and development of the Company’s Fanatic Fans application due to limited cash flows and reduced legal fees incurred as a result of the failed sale of the TPV Business during the second quarter of 2012.

Income from Discontinued Operations – The Company generated income from discontinued operations of $207,792 in the second quarter 2013 compared to income from discontinued operations of $345,140 for the second quarter 2012, a decrease of 40.0%.  The decrease was due to decreased call volumes in the TPV business and the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Revenue – The Company had no revenues related to its social networking business for the six months ended June 30, 2013 or 2012.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the six months ended June 30, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its social networking business for the six months ended June 30, 2013 or 2012.

Research and Development – Research and development expenses decreased to $0 for the half year 2013 from $820,781 for the half year 2012.  The decrease was the result of the Company discontinuing development on its Fanatic Fans application during the final quarter of 2012 due to cash flow constraints.

General and Administrative Expenses – General and administrative expense decreased 14.6% to $381,574 in the half year 2013 from $446,973 in the half year 2012.  The decrease was a result of the decreased legal fees which had been incurred during the failed sale of the Company’s TPV business in the half year 2012.  However, this was offset by the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Interest Expense – Interest expense increased to $172,928 for the half year 2013 from $126,478 in the half year 2011, an increase of 36.7%.  The increase in interest expense was related to the Company incurring default interest on the notes related to the Company’s attempted sale of the TPV Business and expenses related to the extension of expiring warrants.  However this was partially offset by lower factoring expense, due to lower invoiced amounts to the Company’s TPV Business customers.

Loss from Continued Operations – The Company generated a loss from continued operations of ($554,502) for the half year 2013 compared to a loss from continued operations of ($1,394,232) in the half year 2012, a difference of ($839,730).   The decrease in loss from continued operations is primarily attributable to the discontinuation of expenses related to the operation and development of the Company’s Fanatic Fans application due to limited cash flows and reduced legal fees incurred as a result of the failed sale of the TPV Business during the half year 2012.

Income from Discontinued Operations – The Company generated income from discontinued operations of $441,516 in the half year 2013 compared to income from discontinued operations of $758,378 for the half year 2012, a decrease of 41.8%. The decrease was due to decreased call volumes in the TPV business and the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Liquidity and Capital Resources

As of June 30, 2013 we had cash on hand of $11,243 and negative working capital of $2,105,294.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.   Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000 in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000.  The remaining $15,000 convertible debenture outstanding as of June 30, 2013 has been paid.

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

On September 7, 2012, when CHBS terminated the asset purchase agreement, the $400,000 in short-term notes payable became immediately due.  As such, all amounts became due and payable.  The Company has retroactively accrued interest on the $400,000 in notes at 18% interest per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the notes from September 16, 2012 through June 30, 2013.  Accrued interest related to these notes at June 30, 2013 amounted to $115,570.

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

Subsequent to June 30, 2013, the Company settled the above two notes for a total of $450,000 and the corresponding complaints have been cancelled.

As of June 30, 2013, the Company owed a total of $1,024,900 in principal balance notes and advances along with an additional $210,833 in accrued interest.  As of August 12, 2013, a total of $510,000 of the $1,024,900 principal balance outstanding as of June 30, 2013 has been paid.

Other than the $25,000 principal balance due under note agreements to a former director of the Company, the Company has received verbal extensions for all other outstanding notes to December 31, 2013.

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC as a result of the termination of the asset purchase agreement and the Company’s inability to fund the ongoing development of its social networking operations.  The Company intends to restart development upon the sale of its TPV Business.  However, it is unknown when this will occur, if ever.  As of June 30, 2013, the Company owed a total of $417,958 to MeoMyo, LLC.

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Registrant sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Registrant or any of the Registrant’s affiliates, or any director or officer of the Registrant or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.

The Company intends to satisfy its outstanding debt obligations out of the proceeds from the sale of its TPV Business.  However, the Company can provide no assurance that the net proceeds will be sufficient to satisfy the Company’s outstanding debt obligations.  Further, upon sale of the TPV Business the Company divested itself of its only revenue generating source.  We can offer no assuarance when or if our social networking offerings will be successful.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on its ability to raise additional capital, either through additional debt or equity offerings or alliances with third parties; however there can be no assurance that the Company will be able to raise such capital or create such alliances or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

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

Given the current state of Calibrus, we do not believe bank financing will be feasible and if we need additional capital it will be in the form of an equity or debt offering.  To this end, management has made the decision to position Calibrus to be more attractive to investors, particularly angel investors.

The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $11,419,445. At June 30, 2013, the Company had total assets of $427,907 and liabilities totaling $2,513,020 and a working capital deficit of $2,105,294.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and the majority of expenditures related its social networking operations.  Management intends to work with its existing debt holders and creditors to negotiate payment terms and/or settlements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the consolidated financial statements of the Company for the year ended December 31, 2012.

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

Subsequent to June 30, 2013 the above complaints have been cancelled.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our definitive proxy statement for the special meeting of shareholders as filed with the Securities and Exchange Commission on July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our proxy statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 or in our proxy statement during the three months ended June 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By:/s/Jeff W. Holmes	Date: August 19, 2013
Jeff W. Holmes, CEO

By:/s/ Kevin J. Asher	Date: August 19, 2013
Kevin J. Asher, CFO