Form 10-Q
period 2013-09-30
CALIBRUS, INC.
filed 2013-11-19
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
or

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

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of November 15, 2013 is 14,911,080.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2013	December 31, 2012
Current Assets	(Unaudited)
Cash and cash equivalents	$57,616	$24,692
Accounts receivable - trade	11,013	423,319
Prepaid expenses	1,594	4,811

Total Current Assets	70,223	452,822

Property and equipment, net	657	9,138
Deposits	818	935
Assets held for sale	-	15,241

Total Assets	$71,698	$478,136

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible related party note payable	-	15,000
Notes payable - current portion	50,000	450,000
Related party notes payable and short term cash advances	474,900	559,900
Due to factor	-	253,595
Accounts payable - trade	297,972	833,987
Accrued liabilities	140,109	360,796

Total Liabilities	962,981	2,473,278

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
14,911,080 and 13,871,080 shares issued and outstanding	14,911	13,871
Additional paid-in capital	9,641,916	9,297,446
Accumulated deficit	(10,548,110)	(11,306,459)

Total Stockholders' Equity (Deficit)	(891,283)	(1,995,142)

Total Liabilities and Stockholders' Equity (Deficit)	$71,698	$478,136

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Research and development expenses	-	470,915	-	1,291,696
Impairment Expense	-	108,457	-	108,457
General and administrative expenses	101,603	287,601	483,177	734,574

	(101,603)	(866,973)	(483,177)	(2,134,727)

Other Income (Expense):
Gain on settlment of debt	57,980	-	57,980	-
Interest income	-	-	-	1
Interest expense	(74,825)	(78,277)	(247,753)	(204,755)

	(16,845)	(78,277)	(189,773)	(204,754)

Loss from continued operations	(118,448)	(945,250)	(672,950)	(2,339,481)

Income from discontinued operations	989,783	364,515	1,431,299	1,122,892

Loss before income taxes	871,335	(580,735)	758,349	(1,216,589)

Income taxes	-	-	-	-

Net income (loss)	$871,335	$(580,735)	$758,349	$(1,216,589)

Income (loss) per common share from continued operations
Basic and diluted	$(0.01)	$(0.07)	$(0.05)	$(0.17)

Income per common share from discontinued operations
Basic and diluted	$0.07	$0.03	$0.10	$0.08

Net income (loss) per common share
Basic and diluted	$0.06	$(0.04)	$0.05	$(0.09)

Weighted average common shares; basic and diluted	14,244,123	13,859,129	13,996,794	13,826,529

The Accompanying Notes are an integral part of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$758,349	$(1,216,589)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,764	15,232
Bad debt expense	(49,999)	-
Amortization of deferred financing fees	-	500
Amortization of debt discount	-	18,750
Impairment expense	-	108,457
Stock issued for services	260,000	-
Warrant extension	85,510	-
Gain on sale of TPV Business	(991,462)	-
Gain on settlement of debt, net	(57,980)	-
Changes in assets and liabilities:
Accounts receivable - trade	462,305	44,912
Prepaid expenses	2,056	(74,076)
Deposits	117	115
Accounts payable - trade	(536,015)	369,910
Accrued liabilities	(151,890)	94,794

Net cash used by operating activities	(211,245)	(637,995)

Cash flows from investing activities:
Purchase of fixed assets	(2,236)	(1,501)
Proceeds from sale of TPV Business	1,000,000	-

Net cash provided (used) by investing activities	997,764	(1,501)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	20,314
Proceeds from issuance of debt	-	605,000
Repayment of debt	(500,000)	(42,000)
Proceeds from factoring line	902,459	1,913,098
Repayment of factoring line	(1,156,054)	(1,861,564)

Net cash provided (used) by financing activities	(753,595)	634,848

Net change in cash and cash equivalents	32,924	(4,648)

Cash and cash equivalents at beginning of period	24,692	11,065

Cash and cash equivalents at end of period	$57,616	$6,417

The Accompanying Notes are an integral part of these Condensed Financial Statements.

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$122,125	$128,188
Income taxes	$50	$50

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose had been to operate a customer contact center for a variety of clients located throughout the United States. The Company provided customer contact support services for various companies wishing to outsource these functions.   On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification business to Calibrus Hosted Business Solutions, LLC.  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Company or any of the Company’s affiliates, or any director or officer of the Company or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.  The Company has presented assets related to its TPV Business as held-for-sale and has presented the TPV Business statements of operations as discontinued operations.

Additionally, during the period ended September 30, 2013 the Company settled the claims relating to the $150,000 advance promissory Calibrus Hosted Business Solution Note (“CHBS”), $250,000 CHBS Individual Note and related accrued interest in the amount of $450,000.  The Company also settled a liability with a Company’s vendor, MeoMyo, LLC, which included payment in cash and shares of Company’s common stock. Refer to notes below for further discussion.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the allowance for doubtful accounts, the valuation/classification of assets held for sale and the valuation of stock options and warrants.  Actual results could differ from those estimate

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value of Financial Instruments:

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

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the three and nine month periods ended September 30, 2013 and 2012 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Loss available to common stockholders	$871,335	$(580,735)	$758,349	$(1,216,589)

Weighted average number of common shares
used in basic earnings per share	14,244,123	13,859,129	13,996,794	13,826,529

Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	-	-	-
Convertible debt	-	-	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	14,244,123	13,859,129	13,996,794	13,826,529

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of September 30, 2013 and 2012 the Company had outstanding options to purchase 2,260,000 and 2,598,334 shares of common stock at a per share weighted average exercise prices of $.83 and $.86, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  As of September 30, 2013 and 2012 the Company had outstanding warrants to purchase 943,088 and 959,088 shares of common stock at a per share weighted average exercise price of $.36 and $.38, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  As of September 30, 2012 the Company had $15,000 principal balance of convertible debentures along with $4,516 in accrued interest which would have been convertible into 13,011 shares of the Company’s common stock, if converted, which were deemed to be anti-dilutive.

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

The effective income tax rate of 0% for the nine months ended September 30, 2013 and 2012 differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in past and/or respective periods.  For the nine month period ended September 30, 2013 a tax liability of approximately $296,000 would have been generated.  For the nine month period ended September 30, 2012 a tax benefit of approximately $475,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of September 30, 2013 the Company had net operating losses of approximately $7,230,000 resulting in a deferred tax asset of approximately $2,820,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

As of September 30, 2013 the Company owed a total of $132,400 in short-term advances to its CEO and an additional $50,000 through a bridge loan.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2013.  The short-term advances do not have a set maturity date, and are due on demand.  During the quarter ended September 30, 2013 the Company repaid a total of $20,000 of the short-term advances.

As of September 30, 2013 the Company owed a total of $267,500 in principal balance in the form of bridge loans.  The bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2013.  The short-term advances do not have a set maturity date, and are due on demand.  During the quarter ended September 30, 2013 the Company repaid a total of $20,000 in short-term advances to its President.

During the quarter ended September 30, 2013 the Company repaid a total of $45,000 in short-term advances and an additional $15,000 in principal balance convertible debentures and accrued interest of $5,862 to the mother of the Company’s CEO and President.

As of September 30, 2013 the Company owed a total of $25,000 in bridge loans to one of its former Directors or entities controlled by this former director.  The notes accrue interest at the stated interest rate of 12% per annum.  The notes matured on July 2, 2013, with the closing of the sale of the TPV Business and remain unpaid.

3.   Convertible Notes Payable

As of June 30, 2013 the Company had $15,000 in convertible debentures outstanding to the Mother of the CEO and President as discussed above, which are convertible at $1.50 per share. In July 2013, the Company repaid $15,000 in principal balance convertible debentures along with $5,862 in accrued interest related to the debenture.  As of September 30, 2013 the Company has no additional convertible debentures outstanding.

4.   Notes Payable

On April 26, 2012, the Company issued an unsecured multiple advance promissory note (“the “CHBS Note”)  to Calibrus Hosted Business Solutions, LLC (“CHBS”) in the amount of $250,000 to a note agreement ( the “Note Agreement”).  The CHBS Note called for two advances in the separate amounts of $150,000, due on execution, and a second advance of $100,000, due 30 days from execution.  The CHBS Note is non-interest bearing and is due on July 26, 2012.  If the principal balance is not paid in full by the due date interest will accrue retroactively at the rate of 18% per annum.  On June 15, 2012, in conjunction with the signing of the asset purchase agreement between Calibrus, Inc. and  CHBS (the “Asset Purchase Agreement”), the CHBS Note was amended and restated thereby adjusting the principal balance to the $150,000 received by the Company and extending the due date to September 1, 2012 or the closing date of the Asset Purchase Agreement, whichever occurs later.  If for any reason the transaction was cancelled or the closing did not occur, all principal and interest became immediately due.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the CHBS Note.  The Company has retroactively accrued interest on the $150,000 CHBS Note at 18%  per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the note agreement from September 16, 2012 through June 30, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the Note Agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  At June 30, 2013 the Company had accrued a total of $36,616 of interest related to the note.

On June 15, 2012, in conjunction with the signing of the Asset Purchase Agreement between Calibrus, Inc. and CHBS, the Company issued an unsecured multiple advance promissory note to an individual (the “Individual Note”) in the amount of $250,000.  The Individual Note called for two advances in separate amounts totaling $100,000, due on execution, and a second advance of $150,000 which was due on June 28, 2012.  The Individual Note is non-interest bearing and is due on September 1, 2012 or the closing date of the Asset Purchase Agreement, whichever occurs later.  If the principal balance is not paid in full by the due date, interest will accrue retroactively at the rate of 18% per annum.  If for any reason the transaction is cancelled or the closing does not occur, all principal and interest became immediately due.

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the Individual Note.  The Company has retroactively accrued interest on the $250,000 principal balance of the Individual Note at 18% per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the Note Agreement  from September 16, 2012 through June 30, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the Note Agreemement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  At June 30, 2013 the Company has accrued a total of $78,953 of interest related to the note.

In July 2013, the Company settled the two outstanding notes explained above for a total of $450,000.  The Company recognized a gain on the settlement of debt in the amount of $65,570 for the quarter ended September 30, 2013.  The related complaints have been cancelled.  The Company also negotiated miscellaneous other small liabilities resulting in an additional gain on settlement of debt of $9,452.

The Company also has a $50,000 principal amount bridge loan outstanding to a non-related party.  The note accrues interest at the rate of 12% per annum and the maturity date of the note was extended to December 31, 2013.  Accrued interest related to this note totaled $15,732 as of September 30, 2013.

5.   Due to Factor

Upon the closing of the transaction with CCCS, all outstanding principal and interest due under the Company’s Factoring Agreement with Factors Southwest, LLC was paid in full.

6.   Common Stock

On August 28, 2013 the Company issued 1,040,000 shares of its common stock to MeoMyo, LLC as part of a settlement of its outstanding obligations to MeoMyo.  The common stock issued had a market price of $.25 on the date of issuance for a total value of $260,000.  In addition the Company paid MeoMyo a cash payment of $155,000.  The Company recognized settlement expense of $17,042 as the total value of consideration exceeded the outstanding balance due MeoMyo at the time of settlement. This amount is included in the Gain on settlement of debt in the accompanying financial statements for the three and nine month periods ended September 30, 2013.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On June 26, 2012 the Company issued 50,000 shares of its common stock in relation to the exercise of warrants.  The Company received $16,250 in proceeds from the issuance.

On September 26, 2012 the Company issued 12,500 shares of its common stock in relation to the exercise of warrants.  The Company received $4,064 in proceeds from the issuance.

7.   TPV Business Sale and Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Company or any of the Company’s affiliates, or any director or officer of the Company or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.

The assets classified as held-for-sale are as follows:
	September 30, 2013	December 31, 2012
	(Unaudited)

Property and equipment, net	$-	$15,241
Total assets held-for-sale	$-	$15,241

The table below represents the assets and liabilities transferred in the sale of the TPV Business and the resulting gain on sale:

September 30, 2013
(Unaudited)

Sales Price:	$1,000,000

Prepaids	$(1,161)
Property and equipment, net	(18,194)
Accrued liabilities	10,817
Total	(8,538)

Gain on sale of assets	$991,462

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company has presented the TPV business statements of operations as discontinued operations.  The table below shows the results of discontinued operations related to the TPV business and are included in the accompanying statement of operations for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenue	$-	$828,461	$1,435,573	$2,591,260

Cost of revenue	-	303,930	588,975	988,911

Gross profit	-	524,531	846,598	1,602,349

Operating expenses	(1,679)	160,016	(406,761)	(479,457)

Gain on sale	991,462	-	991,462	-

Income from discontinued operations	$989,783	$364,515	$1,431,299	$1,122,892

8.   Warrants

During the nine months ended September 30, 2013, the Company extended a total of 177,500 warrants that originally expired on March 31, 2013 for a period of six months.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $8,106 using the black-scholes method of valuation and was recorded as interest expense.  These options were extended again on September 30, 2013 for a period of one year.  All terms other than the expiration date remained unchanged.  The additional warrant extension was valued at $56,505 using the black-scholes method of valuation and was recorded as interest expense.

During the nine months ended September 30, 2013, the Company extended a total of 125,000 warrants that expired on May 31, 2013 for a period of one year.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $8,283 using the black-scholes method of valuation and was recorded as interest expense.

During the nine months ended September 30, 2013, the Company extended a total of 100,000 warrants that expired on June 30, 2013 for a period of one year.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $6,626 using the black-scholes method of valuation and was recorded as interest expense.

During the nine months ended September 30, 2013, the Company extended a total of 67,500 warrants that expired on July 31, 2013 for a period of one year.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $5,990 using the black-scholes method of valuation and was recorded as interest expense.

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

10.   Liquidity and Going Concern Consideration

Following the Sale of the Company’s TPV Business the Company has divested itself of its only revenue generating source.  As such, the Company has no additional incoming cash-flow to fund its ongoing operations.  The Company will have to rely on the ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.  If the Company is unable to raise additional capital it may be forced to cease operations.  Until such time additional capital can be raised, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses related to support of the social media projects.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $10,548,110. At September 30, 2013, the Company had total current assets of $70,223 and liabilities totaling $962,981 and a working capital deficit of $892,758.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

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

11.  Litigation

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the CHBS Note.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  The complaint was cancelled upon settlement of the claim.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of Individual Note.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  The complaint was cancelled upon settlement of the claim.

12.  Subsequent Events

The Company has reviewed events through the date of this filing and determined that no material subsequent events exist.

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

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Company or any of the Company’s affiliates, or any director or officer of the Company or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.

The Company has used the proceeds from the sale of its TPV Business to settle and pay existing obligations and continue the development of its Fanatic Fans social media initiative.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Research and Development	-	(470,915)	-	(1,291,696)
Impairment Expense	-	(108,457)	-	(108,457)
General and Administrative Expenses	(101,603)	(287,601)	(483,177)	(734,574)
Gain on settlement of Debt	57,980	-	57,980	-
Interest Income	-	-	-	1
Interest Expense	(74,825)	(78,277)	(247,753)	(204,755)
Loss from Continued Operations	(118,448)	(945,250)	(672,950)	(2,339,481)
Income from Discontinued Operations	989,783	364,515	1,431,299	1,122,892
Net Income (Loss)	$871,335	$(580,735)	$758,349	$(1,216,589)

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Revenue – The Company had no revenues related to its social networking business for the three months ended September 30, 2013 or 2012.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the three months ended September 30, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its social networking business for the three months ended September 30, 2013 or 2012.

Research and Development – Research and development expenses decreased to $0 in the third quarter 2013 from $470,915 in the third quarter 2012.  The decrease was the result of the Company discontinuing development on its Fanatic Fans application during the final quarter of 2012 due to cash flow constraints.

Impairment Expense – Impairment expense for the third quarter 2013 was $0 compared to $108,457 for the same period 2012.  The impairment in 2012 related to the expensing of $80,858 in prepaid rent paid to the Company’s developer for its development office in Dubai and the expensing of a $27,599 security deposit on the Company’s office building in Tempe, Arizona.

General and Administrative Expenses – General and administrative expense decreased 64.7% to $101,603 in the third quarter 2013 from $287,601 in the third quarter 2012. The decrease was primarily the result of reduced legal fees as compared to 2012.   General and administrative expenses for the third quarter 2013 were made up primarily of salaries related to the four remaining employees following the sale.

Gain on Settlement of Debt – The Company recognized a gain on the settlement of debt in the third quarter 2013 of $57,980.  This amount was made up a $65,570 gain related to the settlement of the notes related to the failed sale of the TPV Business, a $9,452 gain on the settlement of other small miscellaneous payables and was offset by a settlement expense of $17,042 related to the settlement of the amounts due MeoMyo.

Interest Expense – Interest expense decreased by $3,452 for the third quarter 2013 from $78,277 in the third quarter 2012.  The decrease in interest expense was related to the Company not incurring default interest on the notes related to the Company’s attempted sale of the TPV Business and the elimination of factoring fees.  However, this was offset by expenses related to the extension of expiring warrants.

Loss from Continued Operations – The Company generated a loss from continued operations of ($118,448) for the third quarter 2013 compared to a loss from continued operations of ($945,250) in the third quarter 2012, a difference of $(826,802).  The decrease in loss from continued operations is primarily attributable to the discontinuation of expenses related to the operation and development of the Company’s Fanatic Fans application due to limited cash flows.

Income from Discontinued Operations – The Company generated income from discontinued operations of $989,783 in the third quarter 2013 compared to income from discontinued operations of $364,515 for the third quarter 2012.  The increase was attributable to the gain on sale recognized as a result of the sale of the Company’s TPV Business.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Revenue – The Company had no revenues related to its social networking business for the nine months ended September 30, 2013 or 2012.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the nine months ended September 30, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its social networking business for the nine months ended September 30, 2013 or 2012.

Research and Development – Research and development expenses decreased to $0 for the nine months ended September 30, 2013 from $1,291,696 for the nine months ended September 30, 2012.  The decrease was the result of the Company discontinuing development on its Fanatic Fans application during the final quarter of 2012 due to cash flow constraints.

Impairment Expense – Impairment expense for the nine months ended September 30, 2013 was $0 compared to $108,457 for the same period 2012.  The impairment in 2012 related to the expensing of $80,858 in prepaid rent paid to the Company’s developer for its development office in Dubai and the expensing of a $27,599 security deposit on the Company’s office building in Tempe, Arizona.

General and Administrative Expenses – General and administrative expense decreased 34.2% to $483,177 for the nine months ended September 30, 2013 from $734,574 for the same period 2012.  The decrease was a result of decreased legal fees which had been incurred during the failed sale of the Company’s TPV business in the nine months ended September 30, 2012.  However, this was offset by the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Gain on Settlement of Debt – The Company recognized a gain on the settlement of debt in the third quarter 2013 of $57,980.  This amount was made up a $65,570 gain related to the settlement of the notes related to the failed sale of the TPV Business, a $9,452 gain on the settlement of other small miscellaneous payables and was offset by a settlement expense of $17,042 related to the settlement of the amounts due MeoMyo.

Interest Expense – Interest expense increased to $247,753 for the nine months ended September 30, 2013 from $204,755 for the same period 2012, an increase of 21%.  The increase in interest expense was related to the Company incurring default interest on the notes related to the Company’s attempted sale of the TPV Business in the first half of the year and expenses related to the extension of expiring warrants.  However this was partially offset by the elimination of factoring expense in the third quarter due to the sale of the Company’s TPV Business.

Loss from Continued Operations – The Company generated a loss from continued operations of ($672,950) for the nine months ended September 30, 2013 compared to a loss from continued operations of ($2,339,481) for the same period 2012, a difference of ($1,666,531).   The decrease in loss from continued operations is primarily attributable to the discontinuation of expenses related to the operation and development of the Company’s Fanatic Fans application due to limited cash flows, reduced legal fees incurred as a result of the failed sale of the TPV Business during 2012 and impairment expense recognized during the nine months ended September 30, 2012 as discussed above.

Income from Discontinued Operations – The Company generated income from discontinued operations of $1,431,299 for the nine months ended September 30, 2013 compared to income from discontinued operations of $1,122,892 for the same period 2012, an increase of 27.5%. The increase was primarily made up of the gain on sale recognized as a result of the sale of the Company’s TPV Business in July 2013.  However this was offset by decreased call volumes in the TPV business and the partial reinstatement of salaries for Company executives who had taken pay reductions in 2010 through September 2012.

Liquidity and Capital Resources

As of September 30, 2013 we had cash on hand of $57,616 and negative working capital of $892,758.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.   Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000 in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000.  The remaining $15,000 convertible debenture outstanding as of June 30, 2013 has been paid.  As of September 30, 2013 the Company has no additional outstanding debentures.

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

In July 2013 the Company settled the above two notes for a total of $450,000 and the corresponding complaints have been cancelled.

As of September 30, 2013, the Company owed a total of $524,900 in principal balance notes and advances along with an additional $101,281 in accrued interest.

Other than the $25,000 principal balance due under note agreements to a former director of the Company, the Company has received verbal extensions for all other outstanding notes to December 31, 2013.

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Company or any of the Company’s affiliates, or any director or officer of the Company or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.

The Company intended to satisfy as much of its outstanding debt obligations out of the proceeds from the sale of its TPV Business.  However, the proceeds from the sale did not provide sufficient capital to do so in its entirety.  Further, upon sale of the TPV Business the Company divested itself of its only revenue generating source.  We can offer no assuarance when or if our social networking offerings will be successful.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on its ability to raise additional capital, either through additional debt or equity offerings or alliances with third parties; however there can be no assurance that the Company will be able to raise such capital or create such alliances or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

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

The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $10,548,110. At September 30, 2013, the Company had total assets of $71,698 and liabilities totaling $962,981 and a working capital deficit of $892,758.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

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

During the quarter ended September 30, 2013 the Company settled the above claims for a total cash payment of $450,000.  Upon payment of the settlement, the complaints have been cancelled.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our definitive proxy statement for the special meeting of shareholders as filed with the Securities and Exchange Commission on July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our proxy statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 or in our proxy statement during the three months ended September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc. By: Jeff W. Holmes Jeff W. Holmes, CEO	Date: November 19, 2013
By: Kevin J. Asher Kevin J. Asher, CFO	Date: November 19, 2013