Form 10-K
period 2013-12-31
CALIBRUS, INC.
filed 2014-04-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
 (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2013

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                           000-53548

Calibrus, Inc.
(Exact name of registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	86-0970023 (I.R.S. Employer I.D. No.)
PO Box 71361, Phoenix, Arizona (Address of principal executive offices) Code)	85250 (Zip

Issuer's telephone number, including area code: (602) 327-1015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013 based on the price at which the common equity was last sold on such date ($0.24 per share) was approximately $2,726,956. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 11, 2014, the Registrant had 15,011,080 shares of common stock issued and outstanding.

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

Overview

Calibrus, Inc.( the “Company”, “us” or “we) is a technology based company established in 1999.  We have had two business units that leverage our technology capabilities.  We have provided Hosted Business Solutions for twelve years and have expanded our offerings to offer a social networking site called JabberMonkey (Jabbermonkey.com) and a location-based, social networking application for smart phones called Fanatic Fans.

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to our call center services business which provides third party verifications to other businesses (“TPV Business”).  The assets were purchased by an unrelated party, Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).   Consideration for the purchase was cash in the amount of $1,200,000 of which $1,000,000 was paid at closing and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.  Prior to the closing of the transaction, the Company has presented assets related to its TPV Business as held-for-sale and has presented the TPV Business statements of operations as discontinued operations.

Calibrus has leveraged our technology capabilities to expand into the growing market of social marketing.  Leveraging the software development experience we have obtained over the last 10 years, we created the site JabberMonkey.com.  JabberMonkey is a site where users can have an interactive experience of asking questions of other members, post comments and have ongoing interactive video and text chats.  We have also developed a location based social networking application that focuses on live events such as sporting events and music concerts, called Fanatic Fans.

Calibrus Social Media Products and Services - JabberMonkey.com and Fanatic Fans

The following descriptions of Fanatic Fans and Jabber Monkey assume that we will obtain the capital required to restart the development of these social medial/social networking products and that they are in operation, which is not the case.  Due to our lack of capital we have suspended the development of both of these projects.

Fanatic Fans

In the second half of 2010 we commenced development of a location based social networking application (“App”) for smart phones called Fanatic Fans.  The Fanatic Fans application was live on the Apple App Store and Android Marketplace since April 2011, however due to a lack of operating system upgrades, the applications have recently become unavailable on the App Store and Android Marketplace.

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

Functionality

When a user is at an event the app automatically determines the event their attending using the phones global positioning system (“GPS”).  The user is able to view information on the show including a list of the artists performing at the show.  There is a forum that users can make comments about upcoming events which also allows fans to interact with one another while at the show.  Comments made by users can go directly to Facebook and Twitter if the user chooses to link their Fanatic Fans account.  While attending an event users can check in.  By checking in the user will unlock a virtual award which can also be published to Facebook and Twitter.  Users also earn virtual currency by checking into a location.  After checking in the user will return to the comments page where they can continue to read and add comments about the show.

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

Fanatic Fans previously partnered with Grand Canyon University, a school with 5,000 students in Phoenix, AZ and Denver University a school with 12,000 students in Denver, CO.  Fanatic Fans signed a co-marketing agreement with each school which calls for the following marketing initiatives by the Universities.  The co-marketing agreements have expired.

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

Development

The Company has developed both an iPhone and Android version of Fanatic Fans and the Fanatic Fans website and Fanatic Fans Facebook Application.  Due to limited cash flow, the Company has ceased current development on its Fanatic Fans project, but intends to commence development if and when sufficient capital can be obtained.  The Company is currently spending minimal expenditures in maintaining the project until sufficient capital can be obtained.

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

Currently, due to a lack of sufficient capital, no marketing activities are being pursued.

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

Currently, JabberMonkey is not in operation or engaged in new development. The Company is spending only the minimal in maintenance to keep the website operational.

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

We will be dependent in many ways, on our ability to launch our site and attract consumers before our competitors can develop features which would be a direct competitor to the features in our site.  At this time, our ability to be able to attract consumers is unknown as we do not have sufficient capital to pursue consumers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks  in connection with products and our core name.  We currently have two patent applications on file with the US Patent and Trademark Office related to our JabberMonkey social expression website.  We have three trademarks covering our names “Calibrus”, “JabberMonkey” and “Fanatic Fans”.

Research and Development Costs During the Last Two Fiscal Years

For the years ended December 31, 2013 and 2012 the Company incurred Research and Development Costs of $0 and $1,382,100, respectively.  Research and Development expenses for 2012 related primarily to the continued development  of Fanatic Fans.   We expect as we expand into new markets we will continue to incur additional research and development costs.  Due to a lack of sufficient capital the company has not spent any additional funds on research and development. Currently the Company has no intentions of commencing research and development activities until such time that sufficient capital can be obtained. However, there are no guarantees that sufficient capital will be obtained.

ITEM 1A.  RISK FACTORS

Calibrus’ operations are subject to a number of risks including, but not limited to:

Our independent registered public accounting firm in its audit report related to our financial statements for the years ended December 31, 2013 and 2012, includes an emphasis of matter paragraph with regards to substantial doubt about our ability to continue as a going concern.

As a result of our recurring losses from operations and our net capital deficiency our independent registered public accounting firm has included an emphasis of matter paragraph in its report on our financial statements for the years ended December 31, 2013 and 2012, regarding substantial doubt as to our ability to continue as a going concern.  The inclusion of an emphasis of matter  paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing we might obtain.

By completing the sale of the TPV Business, we have become less diversified.

By selling our TPV Business, we have divested ourselves of our only business segment that was generating revenue and cash flow. We have become a pure social media company focused on the development and commercialization of Fanatic Fans. We may also invest in or acquire other social media businesses or technologies in the future if an attractive opportunity presents itself and if we have sufficient capital to explore them, but we have no current opportunities or specific plans to do so at this time. The sale of our TPV Business increases our business risk because we are less diversified than before and because we do not expect that Fanatic Fans, our remaining business, will generate any revenue in the immediate future.

After the sale of the TPV Business, we have become a pure social networking company in a highly competitive field with high investment costs and high risks.

Following the sale of the TPV Business we have become a pure social media company.   We must achieve a certain level of users of Fanatic Fans before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users and merchants to Fanatic Fans and eventually generate revenues and reach profitability, if ever. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services from merchants and third party service providers. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to Fanatic Fans. There can be no assurance that any users will come.  These timeframes, along with the general state of development create additional uncertainty as to the potential success of Fanatic Fans.  The application may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it.  Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

We will need additional capital to operate Fanatic Fans.

We will require capital to accomplish our business plan for Fanatic Fans.  Traditional forms of financing, such as bank loans, are not available to us.  We anticipate that it will be difficult to raise capital from other sources and the terms upon which we may be able to do so may not be favorable.  This may result in substantial dilution to current stockholders.  There can be no assurance that we will be able to raise the required capital to develop and commercialize Fanatic Fans.

Management’s focus will be on the development and operations of  JabberMonkey and Fanatic Fans, both of which are new businesses and we do not know if consumers will like the sites or that we will be able to monetize the site to produce revenues.

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

We have filed for a trademark on our JabberMonkey name and received approval during the year ended December 31, 2010.   We filed for a trademark for Fanatic Fans in July 2010 and received approval during the year ended December 31, 2013.  We do not have any intellectual property protection on the features and software behind Fanatic Fans or JabberMonkey.  We have filed two patent applications with the US Patent and Trademark Office on various features of our JabberMonkey site.  However, we do not know at this time if such applications will result in patents being issued.

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

Since a certain level of consumers must become users of Fanatic Fans and JabberMonkey before it can be monetized to produce revenue, management is of the belief that it will have to raise substantial more capital to reach profitability and drive users to the offerings.  With a lack of capital to execute on the marketing plans of the offerings it is unknown when and if the we will be able to attract the required number of users to successfully monetize them.  It is likely stockholders will suffer further dilution as we raise additional capital and, if management cannot raise additional capital, stockholders would likely lose most, if not all, of their investment.  There is no guarantee that we could raise such future capital or raise it on terms favorable to us.

Our existing management team has no experience in operating a social networking business or any other web based business.

Our current management does not have any experience in operating a social networking site and has never operated a web based business.  Our software developers experience had been in developing tools for businesses and focusing on call center software.  We will be dependent on outside software engineers to drive our development.  If our management is not able to execute on our business plan, it is likely stockholders would lose their entire investment.

We currently have losses from operations and will need additional capital to execute our business plan.

We had a loss from continued operations of $844,252 for the year ended December 31, 2013, and we have had to rely on new and existing capital to cover the losses in addition to the proceeds from the TPV Business sale.  For the year ended December 31, 2013, our current assets have decreased to $20,020.  We have been leveraging our technology capabilities to expand into new areas but it will take some time for the new areas to replace the loss in revenue from our TPV Business.  If we are not able to generate sufficient revenues, we will be forced to seek additional capital to fund potential shortfalls.  There can be no assurance that we will be able to raise additional capital or that we will be able to raise capital on terms that are favorable to Calibrus and current stockholders.

With our expansion into new business areas, our ability to raise additional capital may be key to our success and without additional capital, we may not be able to stay in business.

We have been losing money and need to expand into new business areas.  Even if we leverage our current technology and infrastructure, without additional capital it will be difficult for us to enter into new business markets.  We think it may be difficult to raise capital and we do not think traditional forms of financing, such as bank loans, will be available for us. We anticipate it being difficult to raise any capital and believe the terms we could obtain may not be very favorable, possibly resulting in substantial dilution to current shareholders.  There can be no assurance that we will be able to raise the required capital.

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

Given sufficient capital, we plan to expand our operations by aggressively marketing Fanatic Fans, which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively.  Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.  We do not currently have the required capital to market either of the offerings.

We have limited funds upon which to rely for adjusting to business variations and for growing new business.

We have been experiencing continued losses from continued operations, with losses of continued operations of $844,252 and $2,699,613 for the years ended December 31, 2013 and 2012, respectively. These losses are the result of expenses related to new business lines.  We had negative working capital of $1,039,475 at December 31, 2013. Given our limited working capital, it is likely we will have to seek additional capital in the future as we seek to expand our product offerings.  There can be no assurance we will be able to raise additional capital and even if we are successful in raising additional capital, that we will be able to raise capital on reasonable terms. If we do raise capital, our existing shareholders will incur substantial and immediate dilution.

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

Calibrus currently has authorized 100,000,000 shares of Common Stock of which 15,011,080 shares are issued and outstanding. The board of directors has authority, without action by or vote of Calibrus’ stockholders to issue all or part of the authorized but unissued shares. It is likely that Calibrus will seek additional equity capital in the future as it develops and markets additional products. Any issuance of additional shares of Common Stock will dilute the percentage ownership interest of stockholders and may further dilute the book value of Calibrus shares.

For all of the foregoing reasons and others set forth herein, an investment in these securities involves a high degree of risk.

Employees

As of March 25, 2014, we had 3 full-time employees and 1 part-time employee.

Offices

Following the sale of the Company’s TPV business we have no physical office space.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

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

Quarter Ended	High Bid	Low Bid
March 31, 2012	$0.30	$0.14
June 30, 2012	$0.25	$0.15
September 30, 2012	$0.65	$0.25
December 31, 2012	$0.25	$0.15
March 31, 2013	$0.25	$0.15
June 30, 2013	$0.24	$0.15
September 30, 2013	$0.48	$0.11
December 31, 2013	$0.40	$0.10

At April 9, 2014, the bid and asked price for the Company's Common Stock was $0.30 and $0.70, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, Calibrus has not paid any dividends on shares of common stock, and Calibrus does not anticipate that it will pay dividends in the foreseeable future. At December 31, 2013, we had approximately 150 shareholders of record.  As of December 31, 2013, Calibrus had 15,011,080 shares of our common stock issued and outstanding. At March 25, 2014, Calibrus had 15,011,080 shares of its common stock issued and outstanding.

Possible Sale of Common Stock Pursuant to Rule 144

Calibrus has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  Except for 100,000 shares of Calibrus’ common stock issued in December of 2013, all of Calibrus issued 15,011,080 shares would meet the time test of Rule 144 and potentially be available for resale.  With the number of shares potentially becoming available for resale, there could be a depressive effect on any market that may develop for Calibrus’ common stock.

Reports to Shareholders

This report will be available over the internet at the Securities and Exchange Commission website www.sec.gov.

Recent Sales of Unregistered Securities

On August 28, 2013 the Company issued 1,040,000 shares of its common stock to MeoMyo, LLC as part of a settlement of its outstanding obligations to MeoMyo.  The common stock issued had a market price of $.25 on the date of issuance for a total value of $260,000.  In addition the Company paid MeoMyo a cash payment of $155,000.  The Company recognized settlement expense of $17,042 as the total value of consideration exceeded the outstanding balance due MeoMyo at the time of settlement. This amount is included in the Gain on settlement of debt in the accompanying financial statements.

On December 20, 2013 the Company sold 100,000 shares of common stock at a price of $.25 per share for proceeds of $25,000.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,295,000	$1.00	3,000,000
Total	1,295,000	$1.00	3,000,000

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Calibrus believes there have been no significant changes to accounting policies and estimates made during the year ended December 31, 2013 other than the presentation of assets-held-for sale and discontinued operations related to the Company’s planned divestiture of its Third Party Verification Business.  Calibrus believes that the following represents Calibrus’ most critical accounting policies.

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

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Company’s common stock shares, which are publicly traded, over the expected term of the award;

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

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to our call center services business which provides third party verifications to other businesses.  The assets were purchased by an unrelated party, Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).   Consideration for the purchase was cash in the amount of $1,200,000 of which $1,000,000 was paid at closing and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.  Prior to the closing of the transaction, the Company has presented assets related to its TPV Business as held-for-sale and has presented the TPV Business statements of operations as discontinued operations.

The Company has used the proceeds from the sale of the TPV Business to pay some of its existing obligations.  However, the proceeds from the sale were insufficient to settle all of its obligations.  It will need substantial additional funds to settle its current obligations as well as finance the development of Fanatic Fans and Jabber Monkey

The Company has no acquisition plans at this time.

Results of Continuing Operations

December 31, 2013

For the years ended December 31, 2013 and 2012, we had no revenues attributable to continuing operations.  We do not anticipate that the Company will generate any revenues from its Social Networking operations in the foreseeable future.  As such, the Company incurred no cost of revenues for the years ended December 31, 2013 or 2012.

The Company’s general and administrative expenses decreased from the prior year with expenses of $641,558 for the year ended December 31, 2013 compared to $922,886 for the year ended December 31, 2012.  The reduction was primarily the result of the elimination of expenses related to the development of its social networking operations and reduced legal expenses.

The Company recognized a gain on the settlement of debt for the year of $57,980.  This amount was made up a $65,570 gain related to the settlement of the notes related to the failed sale of the TPV Business, a $9,452 gain on the settlement of other small miscellaneous payables and was offset by a settlement expense of $17,042 related to the settlement of the amounts due MeoMyo.

Interest expense for the year decreased slightly over the prior year as a result of the Company not incurring default interest on the notes related to the Company’s attempted sale of the TPV Business and the elimination of factoring fees that occurred with the payoff of its factoring line.  However, this was offset by expenses related to the extension of expiring warrants.

The Company had income from discontinued operations of $1,429,627 for the year ended December 31, 2013 compared to income from discontinued operations of $1,438,630 for the year ended December 31, 2012.  This income reflects the results of operations for the Company’s Third Party Verification business.  For the year ended December 31, 2013 the Company recognized a gain on the sale of its TPV Business assets in the amount of $991,462 and is included in the income from discontinued operations.

Seasonality and Cyclicality
We do not believe our business is cyclical.

Liquidity and Capital Resources

As of December 31, 2013 we had cash on hand of $19,622 and negative working capital of $1,039,475.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations. Through October 31, 2011, the Company sold 315 units, at $5,000 per unit, consisting of $5,000 in Convertible Debentures (“the Debentures”) of Calibrus and 2,500 common stock purchase warrants (the “Units”) for total proceeds of $1,575,000.  As of December 31, 2013 the Company has no additional outstanding debentures.

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

In July 2013 the Company settled the above two notes and accrued interest for a total of $450,000 and the corresponding complaints have been cancelled.

As of December 31, 2013, the Company owed a total of $524,900 in principal balance notes and advances along with an additional $113,153 in accrued interest.

Other than the $25,000 principal balance due under note agreements to a former director of the Company, which is currently in default, the Company has received verbal extensions for all other outstanding notes to December 31, 2014.

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

The Company intended to satisfy as much of its outstanding debt obligations out of the proceeds from the sale of its TPV Business.  However, the proceeds from the sale did not provide sufficient capital to do so in its entirety.  Further, upon sale of the TPV Business the Company divested itself of its only revenue generating source.  We can offer no assurance when or if our social networking offerings will be successful.  As such, the Company will have no incoming cash-flow to fund its ongoing operations.  The Company will have to rely on its ability to raise additional capital, either through additional debt or equity offerings or alliances with third parties; however there can be no assurance that the Company will be able to raise such capital or create such alliances or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

We estimate we will need an additional $1,000,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better understanding of the demand for our application and the ability to generate revenues from our new products.  Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

Given the current state of Calibrus, we do not believe bank financing will be feasible and if we need additional capital it will be in the form of an equity or debt offering.  To this end, management has made the decision to position Calibrus to be more attractive to investors, particularly angel investors.

The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $10,721,084.  At December 31, 2013, the Company had total assets of $21,288 and liabilities totaling $1,059,495 and a working capital deficit of $1,039,475.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the further development and the majority of expenditures related its social networking operations.  Management intends to work with its existing debt holders and creditors to negotiate payment terms and/or settlements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm issued an emphasis of matter paragraph regarding our ability to continue as a going concern in their audit report for the consolidated financial statements of the Company for the year ended December 31, 2013.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 that our disclosure controls and procedures were effective at the reasonable assurance level over disclosure controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and determined that our controls and procedures were effective at the reasonable assurance level. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, the period covered by this Annual Report on Form 10-K, as discussed above.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on these criteria and our assessment, we have determined that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Name	Age	Positions

Jeff W. Holmes	60	CEO, Director
Greg Holmes	50	President
Kirk Blosch	59	Director
Charles House	73	Director
Michael Myers	45	Director
Kevin Asher	38	CFO

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

None of the officers and directors has filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activities.

Board of Directors Independence

The Board of Directors is currently comprised of four members, two of which are independent and two that are not.  Charles House and Michael Myers are considered independent members of the Board and Kirk Blosch and Jeff Holmes are not considered independent.

Board Meetings and Committees and Annual Meeting Attendance

During 2013, the board of directors of Calibrus met four times.  Additionally, the Compensation Committee met once and the Audit Committee met three times.  All members of the board of directors were either present in person or by proxy at all the meetings.

Audit Committee

The Audit Committee of the board of directors is made up of Charles House and Kirk Blosch.  Kirk Blosch is the Chairman of the Audit Committee.  With the departure of Christain J. Hoffmann, III during 2013 the Company is in the process of finding an additional board member to serve as a “financial expert”.  The Audit Committee met four times in 2013 and all members were present.  The Audit Committee of the Board’s responsibility to oversee management’s conduct of the corporation’s financial reporting process, the financial reports and other financial information provided by the corporation to the Securities and Exchange Commission and the public, the Corporation’s system of internal accounting and financial controls, and the annual independent audit of the Corporation’s financial statements.   Members of the Committee are reelected annually.

Compensation Committee

The Compensation Committee of the Board of Director’s is made up of Charles House and Kirk Blosch, who is Chairman of the Committee.  Members are reelected on an annual basis by the Board.  The Committee reviews annually compensation related to key employees and Officers of the Company.  The Compensation Committee met one time in 2013 and all members were present.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows:  Calibrus, Inc., attention:  Corporate Secretary, PO Box 71361, Phoenix, Arizona 85050.  Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

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

Stockholder recommendations for director nominations may be submitted to the Company at the following address:  Calibrus, Inc., attention:  Corporate Secretary, PO Box 71361, Phoenix, Arizona 85050.  Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders.  The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at PO Box 71361, Phoenix, Arizona 85050, Attn: Corporate Secretary and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any reports not filed by officers, directors and ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Calibrus’ chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2013 (collectively referred to as the "Named Executives").  No other executive officer serving during 2013 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Jeff W. Holmes, CEO	12/31/2013	$153,722	$0	$0	$0	$0	$0	$2,406	$156,128
	12/31/2012	$96,875	$0	$0	$0	$0	$0	$4,659	$101,534
Greg W. Holmes, President	12/31/2013	$132,765	$0	$0	$0	$0	$0	$3,706	$136,471
	12/31/2012	$74,792	$0	$0	$0	$0	$0	$4,729	$79,521
Kevin J. Asher, CFO	12/31/2013	$92,622	$0	$0	$0	$0	$0	$2,659	$95,281
	12/31/2012	$108,750	$0	$0	$0	$0	$0	$4,660	$113,410

(1) The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan, both of which have expired. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 510,000 options that are outstanding as of April 1, 2014, all with an exercise price of $1.00. The maximum term of the options was five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock and has granted 785,000 as of April 1, 2014, all with an exercise price of $1.00.  The maximum term of the options was five years and they vested at various times according to the Option Agreements.  All forfeited and expired options were added back into the plan and became immediately available for issuance.  Both of the above stock option plans have expired and no further options are available for grant under the expired plans.  In July 2012 the Board of Directors adopted the 2012 Stock Option and Restricted Stock Plan and the shareholders approved it in August 2012. Under such Plan, the Company has 3,000,000 shares available for future grants.   The Company has made no grants under the Plan.

(2) The amounts shown include Company-paid portion of health insurance for the fiscal years ended 2013 and 2012.

Outstanding Equity Awards At Fiscal Year-End

	Stock Awards					Stock Awards
Name	Number of securities underlying unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeff W. Holmes
CEO	300,000	-	-	$1.00	9/10/2015	-	-	-	-
Greg W. Holmes
President	225,000	-	-	$1.00	9/10/2015	-	-	-	-
Kevin Asher
CFO	150,000	-	-	$1.00	9/10/2015	-	-	-	-

Compensation of Directors

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Kirk Blosch (2)	12/31/2013	-	-	$0	-	-	-	-
	12/31/2012	-	-	$0	-	-	-	-
Charles House (2)	12/31/2013	-	-	$0	-	-	-	-
	12/31/2012	-	-	$0	-	-	-	-
Michael Myers (2)	12/31/2013	-	-	$0	-	-	-	-
	12/31/2012	-	-	$0	-	-	-	-

(1) This column represents the aggregate grant date fair value of the awards granted in 2013 and 2012, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by a director. Pursuant to the rules of the Securities and Exchange Commission, we have provided a grant date fair value for option awards in accordance with the provisions of  FASB ASC 718 Share-based Payments.  For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility, expected term and forfeitures. Expected term is determined using an average of the contractual term and vesting period of the award.  Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price the Company’s common stock shares, which are publicly traded, over the expected term of the award.  Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards and forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.  For further information on these calculations, please refer to the notes to our financial statements, Notes 1 and 10 included in Item 8 of this Form 10-K.

(2)  As of December 31, 2013, Kirk Blosch had 145,000 options outstanding, Charles House had 145,000 options outstanding and Michael Myers had 25,000 options outstanding.  No director had any stock awards outstanding.

Option/SAR Grants in Last Fiscal Year

In fiscal 2013 and 2012 no options were granted.

The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan, both of which have expired. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 510,000 options that are outstanding as of April 1, 2014, all with an exercise price of $1.00. The maximum term of the options was five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock and has granted 785,000 as of April 1, 2013, all with an exercise price of $1.00.  The maximum term of the options was five years and they vested at various times according to the Option Agreements.  All forfeited and expired options were added back into the plan and became immediately available for issuance.  Both of the above stock option plans have expired and no further options are available for grant under the expired plans.  In July 2012 the Board of Directors adopted the 2012 Stock Option and Restricted Stock Plan and the shareholders approved it in August 2012. Under such Plan, the Company has 3,000,000 shares available for future grants.   The Company has made no grants under the Plan.

The Company also issued a total of 500,000 options outside of the existing plans to members of the Company’s Advisory Board.  The Options were issued on December 31, 2011 and have a term of three years and an exercise price of $.25.

Stock Option Exercise

In fiscal 2013, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal years 2013 or 2012.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  For 2013 and 2012, no Directors received compensation.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None.

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

Report on Executive Compensation

The Compensation Committee of the Board of Directors determines the compensation of Calibrus’ executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any.   The board of directors has two committees, the audit and compensation committee which are made up of non-employee directors.  Our Compensation Committee is composed of Kirk Blosch and Charles House.  Our Audit Committee is composed of Kirk Blosch and Charles House.

The compensation policies utilized by the Board of Directors are intended to enable Calibrus to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended December 31, 2013, Calibrus’ chief executive officer was Jeff W. Holmes, our President was Greg W. Holmes and Kevin J. Asher was CFO.

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

Option Plans

The Company had adopted two Stock Option Plans, the 2001 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Option Plan, both of which have expired. During the year ended December 31, 2010 the Company increased the number of options available for grant under the 2001 Incentive Stock Option Plan by 550,000 options.  Under the 2001 Non-Qualified Plan, the Company may grant options for up to 2,850,000 shares of common stock and has granted 510,000 options that are outstanding as of April 1, 2014, all with an exercise price of $1.00. The maximum term of the options was five years, and they vested at various times according to the Option Agreements. Under the 2001 Incentive Stock Option Plan, the Company may have granted options for up to 2,000,000 shares of common stock and has granted 785,000 as of April 1, 2014, all with an exercise price of $1.00.  The maximum term of the options was five years and they vested at various times according to the Option Agreements.  All forfeited and expired options were added back into the plan and became immediately available for issuance.  Both of the above stock option plans have expired and no further options are available for grant under the expired plans. In July 2012 the Board of Directors adopted the 2012 Stock Option and Restricted Stock Plan and the shareholders approved it in August 2012. Under such Plan, the Company has 3,000,000 shares available for future grants.   The Company has made no grants under the Plan.

The Company also issued a total of 500,000 options outside of the existing plans to members of the Company’s Advisory Board.  The Options were issued on December 31, 2011 and have a term of three years and an exercise price of $.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock at April 1, 2014 with respect to (i) each person or group known to us to beneficially own more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and all of our executive officers as a group.

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

All percentages are calculated based upon a total number of 15,011,080  shares of common stock outstanding as of  April 1, 2014, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.
.
	Shares Beneficially Owned (1) (2)
Name	Number	Percent
Jeff W. Holmes (3)	2,337,064	15.16%
Kirk Blosch (4) 2081 S. Lakeline Drive Salt Lake City, UT 84109	1,540,334	10.16%
Greg Holmes (5)	756,060	4.80%
Kevin Asher (6)	150,000	*
Charles House (7)	145,000	*
Michael Myers (8)	25,000	*
All directors and executive officers as a group (8 persons) (9)	4,953,458	30.76%

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

(2)	The address of these stockholders is c/o Calibrus, Inc., PO Box 71361, Phoenix, Arizona 85050.

(3)
Includes 300,000 stock options which are exercisable now at $1.00 per share. Shares also include 50,000 warrants issued to Mr. Holmes which are now exercisable at $0.50 per share. Shares also include 437,093 shares and 54,637 warrants issued to Scottsdale Equity Growth Fund, LLC in which Mr. Holmes is the Managing Member, which are exercisable now at $0.325 per share.

(4)	Includes 145,000 stock options which are exercisable now at a price of $1.00 per share. Mr. Blosch owns 1,395,334 shares, exclusive of the options.

(5)	Includes 225,000 stock options which are exercisable currently at $1.00 per share. Mr. Greg Holmes owns 531,060 shares, exclusive of the options.

(6)	Includes 150,000 stock options which are exercisable currently at $1.00 per share. Mr. Asher owns no shares. The shares shown are the options he can exercise.

(7)	Shares include 145,000 stock options which are exercisable currently at $1.00 per share. Mr. House owns no shares. The shares shown are options he can exercise.

(8)	Includes 25,000 stock options which are exercisable currently at $1.00 per share. Mr. Myers owns no shares, The shares shown are options he can exercise.

(9)	Includes 990,000 shares directors and executive officers have a right to acquire upon exercise of stock options and 104,637 shares exercisable upon exercise of warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,295,000	$1.00	3,000,000
Total	1,295,000	$1.00	3,000,000

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

As of December 31, 2013 the Company owed a total of $132,400 in short term advances from its CEO and an additional $50,000 principal balance in the form of a bridge loan.

As of December 31, 2013 the Company owed a total of $267,500 principal balance in the form of bridge loans to its President.

On December 20, 2013, the Company sold 100,000 shares of Common Stock to Cohort Capital, LLC whose President and Managing Partner is the son of the Company’s CEO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by      our  independent registered public accounting firm for the audit of our annual financial statements and review of        our quarterly financial statements is approximately $57,000 and $55,000 for each of the years ending December        31, 2013 and 2012.
2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $2,900 and $2,800.
4) Other. $0 and $0
5) Approval Policy.  Our entire Board of Directors approves in advance all services provided by our independent                  registered public accounting firm.  All engagements of our independent registered public accounting firm in fiscal            years 2013 and 2012 were pre-approved by the Audit Committee.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2013 and 2012
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2013 and 2012
Statements of Operations - Years ended December 31, 2013 and 2012
Statements of Changes in Stockholders' Equity – Years ended December 31, 2013 and 2012
Statements of Cash Flows – Years ended December 31, 2013 and 2012
Notes to Financial Statements – Years ended December 31, 2013 and 2012

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

Calibrus, Inc.

By:	/s/ Jeff W. Holmes	Date: April 14, 2014
Jeff W. Holmes, CEO

By:	/s/ Kevin J. Asher	Date: April 14, 2014
Kevin J. Asher, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeff W. Holmes	Director, CEO	April 14, 2014
Jeff W. Holmes

/s/ Kirk Blosch	Director	April 14, 2014
Kirk Blosch

/s/ Charles House	Director	April 14, 2014
Charles House

/s/ Michael Myers	Director	April 14, 2014
Michael Myers

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Calibrus, Inc.

We have audited the accompanying balance sheets of Calibrus, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calibrus, Inc. at December 31, 2013 and 2012, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona

April 14, 2014

CALIBRUS, INC.
BALANCE SHEETS
December 31, 2013 and 2012

ASSETS
	2013	2012
Current Assets
Cash and cash equivalents	$19,622	$24,692
Accounts receivable - trade, net	-	423,319
Prepaid expenses	398	4,811

Total Current Assets	20,020	452,822

Property and equipment, net	450	9,138
Deposits	818	935
Assets held for sale	-	15,241

Total Assets	$21,288	$478,136

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible related party notes payable	-	15,000
Notes payable	75,000	450,000
Related party notes payable and short term cash advances	449,900	559,900
Due to factor	-	253,595
Accounts payable - trade	331,913	833,987
Accrued liabilities	202,682	360,796

Total Liabilities	1,059,495	2,473,278

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
15,011,080 and 13,871,080 shares issued and outstanding	15,011	13,871
Additional paid-in capital	9,667,866	9,297,446
Accumulated deficit	(10,721,084)	(11,306,459)

Total Stockholders' Equity (Deficit)	(1,038,207)	(1,995,142)

Total Liabilities and Stockholders' Equity (Deficit)	$21,288	$478,136

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2013 and 2012

	2013	2012

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

General and administrative expenses	641,558	922,886
Impairment expense	-	108,458
Research and development	-	1,382,100

	(641,558)	(2,413,444)

Other Income (Expense):
Gain on settlement of debt	57,980	-
Interest income	-	2
Interest expense	(260,674)	(286,171)

	(202,694)	(286,169)

Loss from continued operations	(844,252)	(2,699,613)

Income from discontinued operations	1,429,627	1,438,630

Income (loss) before income taxes	585,375	(1,260,983)

Income taxes	-	-

Net Income (Loss)	$585,375	$(1,260,983)

Loss per common share from continued operations
Basic and diluted	$(0.06)	$(0.20)

Income per common share from discontinued operations
Basic and diluted	0.10	0.10

Net income (loss) per common share
Basic and diluted	$0.04	$(0.10)

Weighted average common shares; basic and diluted	14,230,258	13,837,758

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY  (DEFICIT)
For The Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2011	13,808,580	$13,809	$9,277,185	$(10,045,476)	$(754,482)

Warrant extensions	-	-	10	-	10

Warrants exercised	62,500	62	20,251	-	20,313

Net loss for the year ended
December 31, 2012	-	-	-	(1,260,983)	(1,260,983)

Balance at December 31, 2012	13,871,080	13,871	9,297,446	(11,306,459)	(1,995,142)

Warrant extensions	-	-	86,560	-	86,560

Stock issue for services	1,040,000	1,040	258,960	-	260,000

Sale of common stock	100,000	100	24,900	-	25,000

Net Income for the year ended
December 31, 2013	-	-	-	585,375	585,375

Balance at December 31, 2013	15,011,080	$15,011	$9,667,866	$(10,721,084)	$(1,038,207)

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2013 and 2012

	2013	2012

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net Income (Loss)	$585,375	$(1,260,983)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	7,971	19,104
Bad debt expense	(49,999)	-
Amortization of financing costs	-	500
Amortization of debt discount	-	19,167
Warrant extensions	86,560	10
Impairment expense	-	108,458
Gain on settlement of debt	(57,980)	-
Gain on sale of TPV Business	(991,462)	-
Changes in assets and liabilities:
Accounts receivable - trade	473,318	103,094
Prepaid expenses	3,252	(72,576)
Deposits	117	115
Accounts payable - trade	(249,664)	357,288
Accrued liabilities	(81,727)	143,926
Net cash used by operating activities	(274,239)	(581,897)

Cash flows from investing activities:
Purchase of fixed assets	(2,236)	(2,418)
Sale of TPV Business	1,000,000	-
Net cash (used) provided by investing activities	997,764	(2,418)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	-
Proceeds from warrant exercises	-	20,313
Proceeds from issuance of debt and short term advances	-	605,000
Repayment of debt and short term advances	(500,000)	(42,000)
Proceeds from factoring line	902,459	2,498,307
Repayments of factoring line	(1,156,054)	(2,483,678)
Net cash (used) provided by financing activities	(728,595)	597,942

Net increase (decrease) in cash and cash equivalents	(5,070)	13,627

Cash and cash equivalents at beginning of year	24,692	11,065

Cash and cash equivalents at end of year	$19,622	$24,692

Supplemental disclosure of cash flow information:

Cash paid during the years for:
Interest	$122,125	$164,214
Income taxes	$50	$50
Non-cash investing and financing activities
Stock issued for services	$260,000	$-

The Accompanying Notes are an Integral
Part of the Financial Statements

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates

Operations

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose had been to operate a customer contact center for a variety of clients located throughout the United States. The Company provided customer contact support services for various companies wishing to outsource these functions.   On June 15, 2012, the Company entered into a purchase agreement to sell substantially all of the assets related to the Company’s Third Party Verification (“TPV”) business (“TPV Business”) to Calibrus Hosted Business Solutions, LLC.  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.

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

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, income taxes, the estimated fair value of stock based compensation, warrants, and depreciable lives of long lived assets, and allocation of assets and liabilities held for sale.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less at the time of purchase.

Accounts Receivable

The Company provides for potentially uncollectible accounts receivable by use of the allowance method.  The allowance is  provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.  The Compnay charges off uncollectible accounts receivable when all reasonable collection efforts have been exhausted.  As of December 31, 2013 the Company has no remaining accounts receivable.  As of December 31, 2012, a provision for uncollectible trade accounts receivable has been established in the amount of $50,000.  The Company does not accrue interest charges or fees on delinquent accounts receivable. The accounts are generally unsecured.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to five (5) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2013 and 2012, depreciation expense was $7,971 and $19,104, respectively.

Advertising

We expense advertising and marketing costs as incurred.  Advertising costs include trade show fees, online advertising, etc.  Advertising expenses were approximately $1,334 and $5,090 for the years ended December 31, 2013 and 2012, respectively.

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

On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC for the continued development of its Fanatic Fans mobile application.  The Company had prepaid several months of rent amounts for the development office in Dubai.  Following the termination of the agreement and non-payment of several invoices to MeoMyo, LLC the development office was abandoned.  The Company expensed prepaid rent in the amount of $80,859 as a result as management estimated that these amounts would not be recoverable.  This amount is included in the asset impairment expense on the statement of operations for the year ended December 31, 2012.

During the year ended December 31, 2012 the Company expensed its $27,599 security deposit on its former office space in Tempe, Arizona.  During 2012, the Company was notified that because the office building in which it was located was placed into foreclosure, the security deposit was not recoverable.  This amount is included in the asset impairment expense on the statement of operations for the year ended December 31, 2012.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  During the years ended December 31, 2013 and 2012 there were no interest or penalties incurred related to income taxes.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

Research and Development

Research and development expenses include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. During the years ended December 31, 2013 and 2012, research and development expense totaled $0 and $1,382,100, respectively.  All research and development expense was related to the ongoing development of the Company’s social expression website, JabberMonkey, and its location-based, social networking smart phone application, Fanatic Fans.  The Company had entered into a time and materials agreement with MeoMyo, LLC to develop the JabberMonkey website and Fanatic Fans application.  Contract work was performed as authorized and the contract was cancellable on 30-days written notice.  On September 12, 2012 the Company terminated its time and materials contract with MeoMyo, LLC for the continued development of its Fanatic Fans mobile application.

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

The following table shows the amounts used in computing diluted earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock. For the years ended December 31, 2013 and 2012 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Year Ended December 31,
	2013	2012

Net income (loss)	$585,375	$(1,260,983)

Weighted average number of common shares
used in basic earnings per share	14,230,258	13,837,758

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Convertible debt	-	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted loss per share	14,230,258	13,837,758

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates (Continued)

All dilutive common stock equivalents are reflected in our net income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  For the year ended December 31, 2013, the Company had outstanding options to purchase 1,795,000 shares of common stock at a per share weighted average exercise price of $.79 and outstanding warrants to purchase 942,088 shares of common stock at a weighted average exercise price of $.36.  For the year ended December 31, 2012, the Company had outstanding options to purchase 2,598,334 shares of common stock at a per share weighted average exercise price of $.86 and outstanding warrants to purchase 959,088 shares of common stock at a weighted average exercise price of $.39.  Neither amounts were included in the net income (loss) per share calculation as they were anti-dilutive.  At December 31, 2012, the Company had $15,000 of principal value of convertible debentures which are convertible into 10,000 shares of the Company’s common stock, which were also antidilutive.

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

•
Expected volatility of award grants made under the Company’s plans is measured using the historical daily changes in the market price of the Compan’s commons stock shares, which are publicly traded, over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of awards granted by the Company and management's analysis of potential forfeitures.

Pending Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2013 that are of significance, or potential significance, to us.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $10,721,084. At December 31, 2013, the Company had total assets of $21,288 and liabilities totaling $1,059,495, and a working capital deficit of $1,039,475.  These factors raise considerable doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations.  Management intends to work with its existing debt holders to negotiate payment terms and/or settlements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 2
Concentrations of Risk

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At December 31, 2013 and 2012, the Company had no uninsured cash and cash equivalents.

Note 3
Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consist of the following:

	2013	2012

Computer hardware	$1,882	$2,144,873
Furniture and fixtures	1,000	244,785
Leashold improvements	-	156,144
Software costs	-	1,195,761
	2,882	3,741,563
Less: accumulated depreciation	(2,432)	(3,717,184)
Less: assets held for sale, net	-	(15,241)
	$450	$9,138

Note 4
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

As of December 31, 2012 the Company had $15,000 in principal balance convertible debentures remaining at a conversion price of $1.50 per share which could have converted into 10,000 shares of common stock.

During the year ended December 31, 2013, the Company paid the $15,000 debenture that was outstanding as of December 31, 2012 along with $5,862 in accrued interest.  No additional convertible debentures remain outstanding as of December 31, 2013.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4
 Convertible Notes Payable (Continued)

As of December 31, 2013 and 2012 convertible notes payable were comprised of the following:

	2013	2012

Note payable to related party convertible debenture holder, interest rate
of 12% accrued monthly, principal and interest due November 16, 2010, unsecured	$-	$15,000
	-	15,000

Less: current portion	-	(15,000)

	$-	$-

Interest expense related to the debentures for the years ended December 31, 2013 and 2012 was $4,969 and $1,805, respectively.  Accrued interest related to the debentures at December 31, 2012 was $4,969.

Note 5
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

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the CHBS Note.  The Company has retroactively accrued interest on the $150,000 CHBS Note at 18%  per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the note agreement from September 16, 2012 through June 30, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015263 by CHBS for breach of contract of the Note Agreement.  The complaint seeks repayment of the $150,000 principal balance, interest in the amount of $6,879 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees CHBS incurs as a result of failure to pay by the maturity date and event of default.  At June 30, 2013 the Company had accrued a total of $46,011 of interest related to the note.

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

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5
 Notes Payable (Continued)

On September 7, 2012, CHBS terminated the Asset Purchase Agreement.  As such, all amounts became due and payable under the Note Agreement as to the Individual Note.  The Company has retroactively accrued interest on the $250,000 principal balance of the Individual Note at 18% per annum through September 15, 2012.  The Company has also accrued interest at the 30% default interest rate per the Note Agreement  from September 16, 2012 through June 30, 2013.  On October 26, 2012 the Company received notice of a complaint filed in the Superior Court of Maricopa County, Case No. CV2012-015308 by the individual for breach of contract of the Note Agreemement.  The complaint seeks repayment of the $250,000 principal balance, interest in the amount of $11,343 calculated at the rate of 18% from April 26, 2012 through September 15, 2012, and default interest calculated at the rate of 30% from September 16, 2012 through the date of payment and all costs and attorneys fees the individual incurs as a result of failure to pay by the maturity date and event of default.  At June 30, 2013 the Company had accrued a total of $69,559 of interest related to the note.

In July 2013, the Company settled the two outstanding notes and accrued interest explained above for a total of $450,000.  The Company recognized a gain on the settlement of debt in the amount of $65,570 for the year ended December 31, 2013.  The related complaints have been cancelled.  The Company also negotiated miscellaneous other small liabilities resulting in an additional gain on settlement of debt of $9,452.

At December 31, 2013 and 2012 Notes Payable consisted of the following:

	2013	2012

Convertible note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due March 31, 2011 extended to June 30, 2013, unsecured	$-	$15,000

Note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to December 31, 2014, unsecured	50,000	50,000

Note payable, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to December 31, 2014, unsecured	50,000	50,000

Notes payable, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012, in default, unsecured	25,000	25,000

Note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to December 31, 2014, unsecured	200,000	200,000

Note payable to related party, interest rate of 12% accrued monthly,
principal and accrued interest due January 31, 2012 extended to December 31, 2014, unsecured	67,500	67,500

Note payable, interest rate of 18% accrued monthly, principal and accrued interest,
due September 15, 2012, in default as of December 31, 2012 and accruing interest at 30% per annum	-	150,000

Note payable, interest rate of 18% accrued monthly, principal and accrued interest
due September 15, 2012, in default as of December 31, 2012 and accruing interest at 30% per annum	-	100,000

Note payable, interest rate of 18% accrued monthly, principal and accrued interest
due September 15, 2012, in default as of December 31, 2012 and accruing interest at 30% per annum	-	150,000

Various short-term, due on demand, non-interest bearing advances from related parties	132,400	217,400
	524,900	1,024,900

Less: current portion	(524,900)	(1,024,900)

	$-	$-

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5
 Notes Payable (Continued)

As of December 31, 2013 and 2012, accrued interest on the above notes was $113,153 and $127,077, respectively.

As of December 31, 2013 and 2012 the Company owed a total of $132,400 and $152,400, respectively, in short-term, non-interest bearing advances to the CEO of the Company.

As of December 31, 2012 the Company owed a total of $45,000 in short-term, non-interest bearing advances to the Mother of the CEO and President.

As of December 21, 2012 the Company owed a total of $20,000 in short-term, non-interest bearing advances to the President of the Company.

Note 6
Due to Factor

During the year ended December 31, 2010 the Company entered into a Factoring and Security Agreement with Factors Southwest, LLC (FSW).  The agreement states that FSW will advance to the Company 80% of eligible accounts receivable upon submission to FSW for funding.  Factoring fees related to advances will equal 2.25% for the first 30-day period, .56% for the next 15-day period and .75% for each additional 30-day period following.  The maximum credit under the factoring line is $600,000 and is secured by all assets of the Company and a first priority lien filing on accounts receivable and proceeds.  All payments made by customers of the Company on factored invoices are sent directly to FSW.  For the year ended December 31, 2013, FSW advanced a total of $902,459 all of which was repaid.  Upon the closing of the TPV Business sale, all outstanding principal and interest due under the Company’s Factoring Agreement with Factors Southwest, LLC was paid in full.  For the year ended December 31, 2012, FSW advanced a total of $2,498,307 of which $2,483,678 was repaid.  Included in this amount is $115,000 in the form of an over-advance made to the Company by FSW of which $20,000 was repaid at December 31, 2012.  Interest on the over-advance is 5% per 30-day period outstanding.  Factoring expense for the years ended December 31, 2013 and 2012 was $66,263 and $164,206, respectively, and was included in interest expense.

Note 7
Accrued Liabilities

Accrued liabilities as of December 31, 2013 and 2012 consist of:
	2013	2012

Payroll and related taxes	$65,567	$72,058
Deferred rent	-	5,465
Accrued vacation	-	93,290
Accrued interest	113,153	127,077
Other accrued expenses	23,962	62,906

	$202,682	$360,796

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8
Income Taxes

At December 31, 2013 and 2012, deferred tax assets (liabilities) consist of the following:

	2013	2012
Current portion:
Operating loss carryforwards	$2,868,000	$3,098,000
Allowance for doubtful accounts	-	19,000
Accrued vacation	-	36,000
Deferred rent expense	-	(2,000)

	2,868,000	3,151,000
Less: valuation allowance	(2,868,000)	(3,151,000)

Deferred tax asset-current portion	$-	$-

Long-term portion:
Depreciation and amortization	$1,000	$(7,000)
Less: valuation allowance	(1,000)	7,000

Deferred tax asset-long term portion	$-	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2013, the Company has net federal operating loss carryforwards of approximately $7.4 million and state net operating loss carryforwards of approximately $4.7 million.

Below are the federal and state net operating loss carryforwards as of December 31, 2013.

Expiration Date	Federal NOL Carryforwards	Expiration Date	State NOL Carryforwards
12/31/2021	193,000	12/31/2014	887,000
12/31/2022	443,000	12/31/2015	1,605,000
12/31/2023	-	12/31/2016	928,000
12/31/2024	-	12/31/2017	1,250,000
12/31/2025	-		$4,670,000
12/31/2026	-
12/31/2027	436,000
12/31/2028	1,120,000
12/31/2029	1,428,000
12/31/2030	1,605,000
12/31/2031	928,000
12/31/2032	1,250,000
	$7,403,000

During the years ended December 31, 2013 and 2012, the Company determined that it was more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company has established a valuation allowance as of December 31, 2013 in the approximate amount of $2,868,000. The valuation allowance is equal to the full amount of the net deferred tax asset due primarily to the uncertainty of the utilization of operating losses in future periods.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8
Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012

Federal Tax Benefit (Expense) at Statutory Rates	$(199,000)	$430,000
State Tax Benefit (Expense) at Statutory Rates	(35,000)	65,000
Permanent differences	10,000	7,000
Expiration of state net operating loss carry forwards	(51,000)	-
Valuation Allowance Adjustment	275,000	(502,000)

Net Deferred Tax Benefit (Expense)	$-	$-

Note 9
Commitments and Contingencies

Operating Leases

The Company leased office space in Tempe, Arizona, under a five (5) year operating lease agreement which expired in 2010, at a rate of approximately $30,000 per month.  During the year ended December 31, 2010 the Company signed a five year extension on its leased facility and reduced the rentable square feet from 13,295 to 7,767.  As a result of this extension the Company decreased the monthly rent from approximately $30,000 per month to $12,000 per month.  In conjunction with the sale of the Company’s TPV Business the lease was assigned to the purchasers of the Company’s TPV Business.  However, in the event the assignee fails to pay rents under the agreement the Company remains liable for these amounts.  The Company has not recorded a corresponding liability for this as management estimates the probability of having to perform under the agreement is remote and the related liability is immaterial.   As of December 31, 2013 there are no unpaid or accrued rents due under the lease agreement.

The Company leased office equipment under an operating lease agreement expiring through June 2011, at the rate of approximately $754 per month.  In August 2011, the Company signed another operating lease agreement for office equipment at the rate of approximately $411 per month, expiring in July of 2016, this lease was assigned as part of the TPV Business sale and the Company has no further potential liability related to it.

Total rent expense under the aforementioned operating leases was approximately $78,460 and $156,847 for the years ended December 31, 2013 and 2012, respectively.

A schedule of the potential obligation should the purchaser default on the terms of the lease related to the Company’s former office space is below:

Year Ending
December 31,	Amount
2014	$144,221
2015	121,450

$265,671

Indemnification Agreements

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. As a result of no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2013 and 2012.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10
Stockholders’ Equity

Common Stock

On December 20, 2013 the Company sold 100,000 shares of common stock, to a related party, at a price of $.25 per share for proceeds of $25,000.

On August 28, 2013 the Company issued 1,040,000 shares of its common stock to MeoMyo, LLC as part of a settlement of its outstanding obligations to MeoMyo.  The common stock issued had a market price of $.25 on the date of issuance for a total value of $260,000.  In addition the Company paid MeoMyo a cash payment of $155,000.  The Company recognized settlement expense of $17,042 as the total value of consideration exceeded the outstanding balance due MeoMyo at the time of settlement. This amount is included in the Gain on settlement of debt in the accompanying financial statements for the year ended December 31, 2013.

On June 26, 2012 the Company issued 50,000 shares of its common stock in relation to the exercise of warrants.  The Company received $16,250 in proceeds from the issuance.

On September 26, 2012 the Company issued 12,500 shares of its common stock in relation to the exercise of warrants.  The Company received $4,063 in proceeds from the issuance.

Warrants

At December 31, 2013 and 2012, the Company had 942,088 and 959,088, respectively, warrants outstanding to purchase common stock.  The warrants are convertible into one share of common stock at prices ranging between $.325 and $1.95 per share.  As of December 31, 2013, all 942,088 warrants were exercisable. As of December 31, 2012, 951,588 of the 959,088 were exercisable.

During the year ended December 31, 2013, the Company extended the maturity dates of 475,000 warrants that were set to expire at various times during the year.  The Company recognized a total of $86,560 in expense related to the extension and is included in interest expense in the statement of operations.

During the year ended December 31, 2012, the Company extended the maturity dates of 125,000 warrants, which were set to expire on November 12, 2012, to May 31, 2013, and 42,500 warrants, which were set to expire on December 31, 2012, to June 30, 2013.  The Company recognized a total of $10 of expense related to the extension and is included in interest expense in the statement of operations.

On June 25, 2012, a former convertible debenture holder exercised 50,000 warrants at an exercise price of $.325 per share.

On September 26, 2012, a former convertible debenture holder exercised 12,500 warrants at an exercise price of $.325 per share.

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10
Stockholders’ Equity (Continued)

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Warrants	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2011	1,026,588	$0.39
Granted	167,500	0.33
Exercised	(62,500)	0.33
Forfeited	(172,500)	0.37

Outstanding at December 31, 2012	959,088	0.39

Granted	475,000	0.33
Exercised	-	-
Forfeited	(492,000)	0.38

Outstanding at December 31, 2013	942,088	$0.36	$0.55	$-

Exercisable at December 31, 2013	942,088	$0.36	$0.55	$-

The fair value of each warrant valued during the years ended December 31, 2013 and 2012 is estimated on the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012
Expected Volatility	87.10% - 294.52%	12.11% - 14.74%
Risk-free interest rate	0.11% - 0.14%	0.11% - 0.13%
Expected dividends	-	-
Expected life	6 months - 1 year	6 months
Fair value	$0.02 - $0.32	$0.00 - $0.00

During the year ended December 31, 2013, the Company changed its volatility assumption to reflect the market price fluctuations of the Company’s common stock.  Previously, the Company based its volatility assumption on a market index due to the low trading volume and short trading history of its common stock.  Had the Company used its own common stock volatility in 2012, the effects would not have been material to the financial statements.

A summary of the status of the Company’s non-exercisable warrants as of December 31, 2013 and 2012 and changes during the years ended December 31, 2013 and 2012 is presented below:

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 10
Stockholders’ Equity (Continued)

			Weighted
			Average
		Weighted-Average	Remaining	Aggregate
		Grant-Date	Contractual	Intrinsic
	Warrants	Fair Value	Term (in years)	Value
Non-exercisable at December 31, 2011	12,500	$0.05

Granted	-	-

Exercisable	-	-

Forfeited	(5,000)	0.05

Non-exercisable at December 31, 2012	7,500	0.05

Granted	-	-

Exercisable	-	-

Forfeited	(7,500)	0.05

Non-exercisable at December 31, 2013	-	$-	-	$-

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

The following is a table of activity for all options granted under these Plans during the years ended December 31, 2013 and 2012:

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 10
Stockholders’ Equity (Continued)

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at December 31, 2011	2,744,167	0.89

Granted	-	-
Exercised	-	-
Forfeited	(145,833)	1.41

Options outstanding at December 31, 2012	2,598,334	0.86

Granted	-	-
Exercised	-	-
Forfeited	(803,334)	1.00

Options outstanding at December 31, 2013	1,795,000	$0.79	1.5	$-

Options exercisable at December 31, 2013	1,795,000	$0.79	1.5	$-

 Note 11
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

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

 Note 12
TPV Sale and Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).  There is no material relationship between the Purchaser and the Company or any of the Company’s affiliates, or any director or officer of the Company or any associate of any such director of officer.  Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.  The Company has not recorded a receivable for the $200,000 as its ultimate realization is unknown at December 31, 2013.

The assets classified as held-for-sale are as follows:

	December 31,
	2013	2012

Property and equipment, net	$-	$15,241
Total assets held-for-sale	$-	$15,241

The table below represents the assets and liabilities transferred in the sale of the TPV Business and the resulting gain on sale:

2013

Sales Price:	$1,000,000

Prepaids	(1,161)
Property and equipment, net	(18,194)
Accrued liabilities	10,817
Total	(8,538)

Gain on sale of TPV Business	$991,462

The Company has presented the TPV business statements of operations as discontinued operations.  The results of discontinued operations related to the TPV business included in the accompanying statement of operations for the years ended December 31, 2013 and 2012, respectively.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenue	$1,435,573	$3,415,147

Cost of revenue	588,975	1,315,683

Gross profit	846,598	2,099,464

Operating expenses	(408,433)	(660,834)

Gain on sale	991,462	-

Income from discontinued operations	$1,429,627	$1,438,630

CALIBRUS, INC.
NOTES TO FINANCIAL STATEMENTS

Note 13
Related Parties

As of December 31, 2013 and 2012, the Company owed a total of approximately $9,514 and $15,900, respectively, to related party officers and employees of the company related to unpaid Company expenses.  These are in addition to the amounts owed at December 31, 2013 and 2012 discussed in Note 5.

 Note 14
Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined that under than listed below, there are no additional events that require disclosure.

Subsequent to December 31, 2013, the Company received a demand in the amount of $500,000 from a third party related to Letters of Intent and Amendments to the Letters of Intent that the Company entered into beginning in September 2013.  As of the date of the filing, no lawsuit has been filed related to the demand.  The Company believes that the demand is baseless, without merit and will vigorously defend itself against any claims related to the demand.  As such, as of December 31, 2013, we have not recorded a liability related to this demand.