Form 10-Q
period 2014-03-31
CALIBRUS, INC.
filed 2014-05-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

CALIBRUS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	000-53548	86-0970023
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

11103 E. Graythorn Drive, Scottsdale, AZ  85262
(Address of principal executive offices) (Zip Code)

(602) 327-1015
(Registrant’s telephone number, including area code)

1225 W. Washington Street, Suite 213, Tempe, AZ  85281
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

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of May 15, 2014 is 15,626,464.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALIBRUS, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2014	2013
Current Assets	(Unaudited)
Cash and cash equivalents	$909	$19,622
Prepaid expenses	-	398

Total Current Assets	909	20,020

Property and equipment, net	400	450
Deposits	818	818

Total Assets	$2,127	$21,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable - current portion	75,000	75,000
Related party notes payable and short term cash advances	468,825	449,900
Accounts payable - trade	319,489	331,913
Accrued liabilities	296,550	202,682

Total Liabilities	1,159,864	1,059,495

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
15,011,080 shares issued and outstanding	15,011	15,011
Additional paid-in capital	9,771,185	9,667,866
Accumulated deficit	(10,943,933)	(10,721,084)

Total Stockholders' Equity (Deficit)	(1,157,737)	(1,038,207)

Total Liabilities and Stockholders' Equity (Deficit)	$2,127	$21,288

The Accompanying Notes are an integral part
 of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Revenues	$-	$-

Cost of revenues	-	-

Gross profit	-	-

General and administrative expenses	107,916	199,078

	107,916	199,078

Other Income (Expense):
Interest expense	(114,933)	(75,861)

	(114,933)	(75,861)

Loss from continued operations	(222,849)	(274,939)

Income from discontinued operations	-	233,724

Loss before income taxes	(222,849)	(41,215)

Income taxes	-	-

Net loss	$(222,849)	$(41,215)

Loss per common share from continued operations
Basic and diluted	$(0.01)	$(0.02)

Income per common share from discontinued operations
Basic and diluted	$-	$0.02

Net loss per common share
Basic and diluted	$(0.01)	$-

Weighted average common shares; basic and diluted	15,011,080	13,871,080

The Accompanying Notes are an integral part
of these Condensed Financial Statements

CALIBRUS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net loss	$(222,849)	$(41,215)

Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	50	4,081
Warrant extensions	103,319	-
Changes in assets and liabilities:
Accounts receivable - trade	-	80,253
Prepaid expenses	398	(1,495)
Deposits	-	(110)
Accounts payable - trade	(12,424)	(51,411)
Accrued liabilities	93,868	62,343

Net cash provided (used) by operating activities	(37,638)	52,446

Cash flows from investing activities:
Purchase of fixed assets	-	(2,236)

Net cash used by investing activities	-	(2,236)

Cash flows from financing activities:
Proceeds from related party advances	18,925	-
Proceeds from factoring line	-	475,480
Repayment of factoring line	-	(517,387)

Net cash provided (used) by financing activities	18,925	(41,907)

Net change in cash and cash equivalents	(18,713)	8,303

Cash and cash equivalents at beginning of period	19,622	24,692

Cash and cash equivalents at end of period	$909	$32,995

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$34,215
Income taxes	$-	$50

The Accompanying Notes are an integral part
of these Condensed Financial Statements

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Calibrus, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2014, and the results of our operations and cash flows for the periods presented. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Calibrus, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada.  The Company’s principal business purpose had been to operate a customer contact center for a variety of clients located throughout the United States. The Company provided customer contact support services for various companies wishing to outsource these functions.   During June 2012, the Company decided to divest itself of its Third Party Verification Business (“TPV Business”).  The Company made this decision to focus on its Social Networking operations which currently include Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.  However, due to cash constraints the Company has suspended the majority of expenses related to its social networking ventures.

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

As the Company continues to seek ways to better commercialize its social media projects, the Company is also open to the acquisition of other products, services or technologies that have potential for profit in the consumer or commercial market place.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the valuation/classification of assets held for sale and the valuation of stock options and warrants.  Actual results could differ from those estimates.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, notes payable and short term advances approximate fair value given their short term nature or effective interest rates, which represent level 3 inputs.

Earnings(Loss) per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method for options and warrants and the if-converted method for convertible debt.  For the three months ended March 31, 2014 and 2013 all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Loss available to common stockholders	$(222,849)	$(41,215)

Weighted average number of common shares
used in basic earnings per share	15,011,080	13,871,080

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Convertible debt	-	-

Weighted average number of common shares
and potential dilutive comon stock used in
diluted earnings per share	15,011,080	13,871,080

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of March 31, 2014 and 2013 the Company had outstanding options to purchase 1,795,000 and 2,519,167 shares of common stock at a per share weighted average exercise price of $.79 and $.85, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  As of March 31, 2014 and 2013 the Company had outstanding warrants to purchase 934,588 and 950,588 shares of common stock at a per share weighted average exercise price of $.35 and $.38, respectively, which were not included in the earnings per share calculation as they were anti-dilutive.  In addition, at March 31, 2013 the Company had $15,000 principal balance of convertible debentures along with $5,413 in accrued interest which was convertible into 13,609 shares of the Company’s common stock, if converted, which were also deemed to be anti-dilutive.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Revenue Recognition:

Revenue for inbound calls is recorded on a per-call or per-minute basis in accordance with the rates established in the respective contracts. Revenue for outbound calls is on a commission basis, with revenue being recognized as the commission is earned.  As the Company’s customers are primarily well established, creditworthy institutions, management believes collectability is reasonably assured at the time of performance. The Company from time to time executes outbound sales campaigns for customers, primarily for the sale of telecommunications services.  This revenue source has historically been immaterial. The Company recognizes the commissions earned on these campaigns on a net basis in accordance with FASB ASC 605-45, Principal Agent Considerations.  At this time the Company has no revenue generating operations.

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

The effective income tax rate of 0% for the three months ended March 31, 2014 and 2013 differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in past and/or respective periods.  For the three month period ended March 31, 2014 a tax benefit of approximately $87,000 would have been generated.  For the three month period ended March 31, 2013 a tax benefit of approximately $16,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of March 31, 2014 the Company had net operating losses of approximately $7,712,000 resulting in a deferred tax asset of approximately $3,007,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

As of March 31, 2014 the Company owed a total of $151,325 in short-term advances to its CEO and an additional $50,000 through a bridge loan.  The short-term advances are non-interest bearing and the bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2014.  The short-term advances do not have a set maturity date, and are due on demand.  During the quarter ended March 31, 2014, the Company received an additional advance in the amount of $18,925 to cover operating expenses.

As of March 31, 2014 the Company owed a total of $267,500 in principal balance in the form of bridge loans to  a related party.  The bridge loan accrues interest at the stated rate of 12% per annum and is due December 31, 2014.

As of March 31, 2014 the Company owed a total of $25,000 in bridge loans to one of its former Directors or entities controlled by this former director.  The notes accrue interest at the stated interest rate of 12% per annum.  The notes matured on July 2, 2013, with the closing of the sale of the TPV Business and are currently in default.

During the quarter ended March 31, 2014, the Company extended 50,000 related party warrants that were set to expire during the quarter for a period of one year.  These 50,000 warrants are included in the amount of warrants discussed in Note 3.

At March 31, 2014, the Company owed a total of $9,314 in unpaid business expenses to related party officers and employees of the Company.  These amounts are included in the accounts payable balance on the accompanying balance sheet.

3.   Warrants

During the three months ended March 31, 2014, the Company extended the expiration date of a total of 162,500 warrants that originally expired on various dates during the quarter for a period of one year.  All terms other than the expiration date remained unchanged.  The warrant extension was valued at $103,319 using the black-scholes method of valuation and was recorded as interest expense in the accompanying statement of operations.

4.   Liquidity and Going Concern Consideration

Following the Sale of the Company’s TPV Business the Company has divested itself of its only revenue generating source.  As such, the Company has no additional incoming cash-flow to fund its ongoing operations.  The Company will have to rely on the ability to raise additional capital, either through an additional convertible debenture offering or equity offering, however there can be no assurance that the Company will be able to raise such capital or do so on favorable terms.  If the Company is unable to raise additional capital it may be forced to cease operations.  Until such time additional capital can be raised, the Company has suspended further development expenditures related to its social media initiatives.  However, there will be some ongoing maintenance expenses related to support of the social media projects.  As the Company continues to seek ways to better commercialize its social media projects, the Company is also open to the acquisition of other products, services or technologies that have potential for profit in the consumer or commercial market place.

CALIBRUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses from operations in recent years. As reported in the financial statements, the Company has an accumulated deficit of $10,943,933.  At March 31, 2014, the Company had total current assets of $909 and liabilities totaling $1,159,864 and a working capital deficit of $1,158,955.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations.   Management intends to work with its existing debt holders and vendors to negotiate payment terms and settlements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph in their report on the consolidated financial statements of the Company for the year ended December 31, 2013 expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

5.  Subsequent Events

The Company has reviewed events through the date of this filing and determined that other than listed below, no material subsequent events exist.

Subsequent to December 31, 2013, the Company received a demand in the amount of $500,000 from a third party related to Letters of Intent and Amendments to the Letters of Intent that the Company entered into beginning in September 2013.  Subsequent to March 31, 2014, the Company paid a total of $50,000 to the third party to settle the matter and avoid litigation related to this demand.

Subsequent to March 31, 2014, the Company received an additional short-term advance from its CEO in the amount of $25,000 to cover operating expenses.

Subsequent to March 31, 2014, the Company sold 615,384 shares of common stock for proceeds of $200,000.

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

Overview

On June 30, 2013, the Company entered into an asset purchase agreement and closed the transaction contemplated by that agreement.  Pursuant to the agreement, the Company sold all assets related to its call center services business which provides third party verifications to other businesses.  The assets were purchased by Calibrus Call Center Services, LLC, (“CCCS”) an Arizona limited liability company (the “Purchaser”).   Consideration for the assets was cash in the amount of $1,200,000 of which $1,000,000 was due immediately and of which $200,000 is due in 12 months subject to certain adjustments.  The transaction closed on July 2, 2013.  The Company made the decision to sell its TPV Business in order to focus on its social networking operations which currently includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.   The Company will need to raise significant additional capital in order to execute the business plans related to Fanatic Fans and JabberMonkey.  Operating results related to the Company’s TPV business have been classified as discontinued operations where applicable.  As the Company continues to seek ways to better commercialize its social media projects, the Company is also open to the acquisition of other products, services or technologies that have potential for profit in the consumer or commercial market place.

The Company has used the proceeds from the sale of its TPV Business to settle and pay existing obligations.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
		(Unaudited)
Revenue	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-
General and Administrative Expenses	107,916	199,078
Research and Development	-	-
Interest Expense	114,933	75,861
Loss from continued operations	(222,849)	(274,939)
Income from discontinued operations	-	233,724
Net Loss	$(222,849)	$(41,215)

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenue – The Company had no revenues related to its social networking business for the three months ended March 31, 2014 or 2013.

Cost of Revenue – The Company had no cost of revenues related to its social networking business for the three months ended March 31, 2014 or 2013.

Gross Profit – The Company had no gross profit related to its social networking business for the three months ended March 31, 2014 or 2013.

General and Administrative Expenses – General and administrative expense decreased 45.8% to $107,916 in the first quarter 2014 from $199,078 in the first quarter 2013. The decrease was primarily due to lower operating expenses related to the Company’s social networking business as well as decreased legal and accounting expenses.

Interest Expense – Interest expense increased by $39,072 for the first quarter 2014 to $114,933 from $75,861 in the first quarter 2013, an increase of 51.5%.  The increase in interest expense was related to the Company expensing $103,319 as a result of extending the expiration date of warrants that were set to expire during the first quarter 2014.  However this was offset by eliminating default interest on the notes related to the Company’s attempted sale of the TPV Business and the elimination of factoring fees.

Loss from Continued Operations – The Company generated a loss from continued operations of ($222,849) for the first quarter 2014 compared to a loss from continued operations of ($274,939) in the first quarter 2013, a decrease of $52,090. The decrease in loss from continued operations is primarily attributable to the discontinuation of expenses related to the operation and development of the Company’s Fanatic Fans application due to limited cash flows but was offset by increased interest expense as discussed above.

Income from Discontinued Operations – The Company generated income from discontinued operations of $233,724 in the first quarter 2013.  The Company had no income or loss from discontinued operations for the first quarter 2014 as a result of the sale of the Company’s TPV Business in June 2013.

Liquidity and Capital Resources

As of March 31, 2014 we had cash on hand of $909 and negative working capital of $1,158,955.  Historically, the Company had been able to fund operations through the generation of positive cash flow from its TPV business operations.

As of March 31, 2014, the Company owed a total of $543,825 in principal balance notes and advances along with an additional $124,766 in accrued interest.

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

We estimate we will need an additional $1,000,000 in capital, after satisfying our debt obligations, to cover our ongoing expenses and to successfully market our new product offerings.  This is only an estimate and may change as we receive feedback from customers and have a better feel of the demand and revenues from our products.  Both of these factors may change and we may not be able to raise the necessary capital and if we are able to, that it may not be at favorable rates.

Given the current state of Calibrus, we do not believe bank financing will be feasible and if we need additional capital it will be in the form of an equity or debt offering.  To this end, management has made the decision to position Calibrus to be more attractive to investors, particularly angel investors.

As reported in the financial statements, the Company has an accumulated deficit of $10,943,933.  At March 31, 2014, the Company had total current assets of $909 and liabilities totaling $1,159,864 and a working capital deficit of $1,158,955.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. To this end, the Company has discontinued the furthered development and expenditures related its social networking operations.   Management intends to work with its existing debt holders and vendors to negotiate payment terms and settlements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.  As a result, the Company’s independent registered public accounting firm included an emphasis-of-matter paragraph in their report on the consolidated financial statements of the Company for the year ended December 31, 2013 expressing uncertainty regarding the Company’s assumption that it will continue as a going concern.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our definitive proxy statement for the special meeting of shareholders as filed with the Securities and Exchange Commission on July 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our proxy statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 or in our proxy statement during the three months ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to March 31, 2014, the Company sold a total of 615,384 shares of common stock for total proceeds of $200,000.  The shares were issued without registration under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act. The certificates representing the shares will be imprinted with customary restricted stock legends.

Item 3.           Defaults Upon Senior Securities.

As of the date of this filing the Company was in default on $25,000 of principal balance bridge notes to a former director of the Company, or entity controlled by the former director of the Company, as well as an  additional $9,386 in accrued interest.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Calibrus, Inc.

By:	/s/ Jeff W. Holmes	Date: May 15, 2014
Jeff W. Holmes, CEO

By:	/s/ Kevin J. Asher	Date: May 15, 2014
Kevin J. Asher, CFO