Form 10-K
period 2014-06-30
CALIBRUS, INC.
filed 2014-10-14
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014, to June 30, 2014

Commission File Number:  000-53548

GROW CONDOS,  INC.
 (Exact name of registrant as specified in its charter)

Nevada	86-0970023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 W. Dutton Road
Eagle Point, OR  97524
 (Address of principal executive offices)

541-879-0504
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $9,998,261, based on 20,404,614 shares held by non-affiliates.    The shares were valued at $0.49 per share, that being the closing price on June 30, 2014, the last business day of the registrant’s transition period.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of October 14, 2014, the registrant had 41,568,494 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Grow Condos,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Grow Condos, Inc., a Nevada corporation, the registrant and, when appropriate, its subsidiary.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Grow Condos. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Grow Condos does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS

Item 1.  Description of Business

History

Grow Condos, Inc. (the “Company”) was incorporated on October 22, 1999, in the State of Nevada. From its inception, the Company was a call center that contracted out as a customer contact center for a variety of business clients throughout the United States. Over time our main business became a third party verification service.  After making a sale on the telephone, a company would send the call to a Company operator to confirm the order.  This process protected both the customer and the company selling services from telephone sales fraud.

While continuing to operate as a call center, in 2008 we expanded our business plan to include the development of a social networking site called JabberMonkey (Jabbermonkey.com) and the development of a location based social networking application for smart phones called Fanatic Fans.

JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members.  JabberMonkey questions are on pertinent issues that in many instances evoke emotional responses from its members.  Many of the questions on JabberMonkey provide the individuals voting with a voice to cause an action or affect a result.

Fanatic Fans aim is to inform fans about upcoming live events in the sports and music industries by giving users the ability to interact with live events, share their experiences, and earn rewards for attending live events.   Users are able to browse a calendar of upcoming events which can be segmented by region and artist.  From here users can get detailed information on the event and discuss the event with other fans.

In March of 2014 the Company found an opportunity to acquire WCS Enterprises, LLC which is a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key grow facilities to support cannabis growers.   In June 2014, we acquired 100% of the ownership of WCS Enterprises, LLC.

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

Fanatic Fans informs fans about upcoming live events in the Sports and Music industries.  While at an event, users can share their experiences with social networks Facebook and Twitter, and communicate with other people at the event.  Users can unlock virtual awards and earn virtual points in recognition of attending events. Within their profile, users can browse and view the items they have unlocked and receive news on their favorite artists. Finally, users can redeem their virtual points for food/drinks, apparel and purchase event tickets in the application award section.

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

Fanatic Fans Website

Live event content that is posted from users using Fanatic Fans is available to view on the Fanatic Fans website.  Comments, pictures and videos uploaded to the Fanatic Fans app by fans using their mobile phone attending live events are instantly saved on the FanaticFans.com website.  Users can watch videos, view pictures and see what people are saying about live sports or music events in real-time. As fans express and share their excitement, users can join in and make comments, upload pictures and videos before, during and after the live event and share to Facebook and Twitter.

Additionally, on FanaticFans.com website users can view a complete listing of discount offers by merchants on food, drinks, merchandise and tickets.  Users can check out all upcoming sports and music events in their area and other cities around the nation and review all of their live event comments, pictures and videos in their profile page.

Competition

Fanatic Fans is part of one of the fastest growing segments of location based social networking and as such will face intense competition from applications such as Foursquare and Gowalla.  Competitors in this space are very well financed and have the advantage of having already captured consumers that may be unwilling to switch to a new application. At this time, we have no intellectual property protection and are only now preparing preliminary patent and trademark filings.  It is still unknown if any of our filings will lead to actually receiving provisional patents or final patents or trademarks.

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

Fanatic Fans previously partnered with Grand Canyon University, a school with 5,000 students in Phoenix, AZ and Denver University a school with 12,000 students in Denver, CO.  Fanatic Fans signed a co-marketing agreement with each school.  The co-marketing agreements have expired.

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

To gain exposure for our social networking websites, we applied in November 2013 for an office space at RocketSpace, a technology co-working space that unites tech startups in San Francisco CA.  The Company was accepted by RocketSpace in November 2013. Only 5% of all companies that apply to RockeSpace get accepted. The Company has office space and pays rent for office space at RocketSpace.  The Company applied for office space at RocketSpace in hopes of finding software engineers to further the development of the Fanatic Fans and JabberMonkey projects and to find others that may have an interest in our social networking projects.  Brian Holmes, one of our employees working with Fanatic Fans moved to San Francisco to occupy and run the RocketSpace office.  The Company pays expenses for Brian Holmes while at RocketSpace (i.e. Rent, conference/seminars fees, travel).  Brian Holmes attends conferences and seminars to meet other people that could help grow Fanatic Fans and JabberMonkey.

JabberMonkey.com

As stated previously, JabberMonkey is a social expression site that features questions on issues and topics that are current and relevant to its members.  JabberMonkey questions are on pertinent issues that in many instances evoke an emotional response from its members.  Many of the questions on JabberMonkey provide the individuals voting with a voice to cause an action or affect a result.

There are many emotional issues or events that occur around the world that JabberMonkey posts questions about allowing JabberMonkey members to express themselves, participate and cause an action or outcome.   One could imagine what some of these might be:

·           A famous rock band might participate with JabberMonkey and allow JabberMonkey members to vote on the songs and the order the songs would be played at their next concert.

·           A business wants to get individuals to provide feedback and name their next product.  JabberMonkey members can vote, provide feedback about the product and name the new product.

·           A famous sports athlete through a video blog asks the question “if I win the US Open Golf Tournament what charity should I donate $250,000 of the $1,000,000 prize money?”  Whichever charity has the most votes, wins and that is who will get the money.

a)      American Red Cross
b)      PETA
c)      The Make a Wish Foundation
d)      Boys and Girls Club of America
e)      Breast Cancer Research Foundation

JabberMonkey members vote and provide their comments on an issue and then see instant feedback on how others are feeling about a topic or issue and view comments made by others. JabberMonkey members express themselves by answering questions, posting their own questions, text blogging, video blogging, participating in forums, creating profiles, posting videos, photos, audio files, and rate other JabberMonkey members’ questions and content.

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

Competition

JabberMonkey is in one of the fastest growing segments of the internet and as such will face intense competition from sites such as MySpace and Facebook.  Although Grow Condos believes the JabberMonkey site offers new features, it is likely the other sites will soon be able to offer similar features.  Competitors in this space are very well financed and have the advantage of having already captured consumers that may be unwilling to switch to a new site. At this time, we have no intellectual property protection and are only now preparing preliminary patent and trademark filings.  It is still unknown if any of our filings will lead to actually receiving provisional patents or final patents or trademarks.  Although we believe our site offers unique features, we cannot say if other companies are developing similar features to their social networking sites.  Additionally, many of the features of our site could be developed by other sites with variations that could possibly get around any intellectual property protections we are able to obtain.

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

Marketing

Our initial marketing has been aimed at attracting consumers from focusing on affinity sites and limited advertising on college and sports talk shows.  We believe initial consumers can be attracted through links on web pages at Facebook, MySpace and Twitter.  However, to attract these users we first must establish JabberMonkey as a unique interactive experience that differs from the other social networking sites.

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

Currently, due to a lack of sufficient capital, no marketing activities are being pursued. However, we hope to gain exposure to and opportunity for JabberMonkey through our office space at RocketSpace in San Francisco.

Revenue Model

Our initial revenue model is based on advertising.  As such, we do not anticipate any revenue for some time.  To be able to sell advertisements on our site, we will need to have a certain level of users.  If we are not able to attract sufficient users, we will not be able to sell any advertisements.

WCS Enterprises

Our wholly-owned subsidiary, WCS Enterprises, LLC (“WCS Enterprises”) is an Oregon limited liability company which was formed on September 9, 2013 and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS Enterprises resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business and continue to develop and operate our social networking projects.

WCS Enterprises Business Operations

Through WCS Enterprises, we are a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key grow facilities to support cannabis growers in the United States cannabis industry. We intend to own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to the tenants and owners. We will offer tenants the option to lease, lease to purchase or buy their condo warehouse space that is divided into comparable 1,500- 2,500 square foot condominium units.  Each Condo unit will be uniquely designed and have all necessary resources as an optimum stand-alone grow facility. We believe that Cannabis farmers will pay an above market rate to lease or buy our condo grow facility. We will purchase and develop buildings that are divisible into separate units to attract multiple farmers and reduce the risk of single tenant leases. In addition to our “Condo” turn-key growing facilities we intend to provide marijuana grow consulting services and equipment and supplies as part of our turn-key offerings. We are aggressively out looking for our next property in the western area of the United States where medical cannabis has been legalized and where recreational cannabis has been or is in the process of legalization. The Company is not directly involved in the growing, distribution or sale of Cannabis.

Owned Properties

We have secured real estate in Eagle Point in Jackson County, Oregon representing our sole operating location.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased, for which the rent has not yet begun, to one tenant that is a related party.

Sales & Leasing

We develop, lease, own and provide investment sales opportunities for commercial industrial properties focused in the cannabis production arena.  The company has relationships with tenants, brokers and investors across the cannabis industry to leverage successful transactions for both lease-to-own option as well as investors looking to purchase facilities with qualified tenants providing positive cash-flow backed by commercial property.

Consulting

We will provide cannabis businesses with turnkey cultivation and processing management services, including facility design, licensing support, and the operational management required to produce premium cannabis and related products in an efficient manner to allow the user quicker access to market and professional-managed facilities.

Supplies and Equipment

We intend to provide operators state-of-the art equipment and methodology to provide efficient implementation for client to realize stabilized operations faster.

Financing

We intend to assist tenants with financing for space build-out as well as acquisition of commercial property.

Marketing

Our initial marketing will be aimed at attracting customers through networking with real estate agencies, agents, commercial brokers and consulting groups that are involved in the cannabis industry.  We will target specific trade shows, conferences and seminars associated with cannabis growers.  As our capital for marketing is very limited we are reviewing the cost of advertising on the radio or in print or running ads on certain cannabis industry online websites.

Employees

We currently have two employees each of whom is an officer of the company. Our employees are not represented by unions and we consider our relationship with our employees to be good.

Facilities

Our office is located at 722 W. Dutton Rd, Eagle Point, Oregon 97524 and is in the building that we own.  We currently pay no rent.  We believe this facility will be adequate for our needs for the next twelve months.

Competition

The commercial real estate market is highly competitive.  We believe finding properties that are zoned for the specific use of allowing cannabis growers may be limited as more competitors enter the market.  Initially we will aggressively target states in the western US that legally allow for medical and recreational cannabis to be grown.  We have identified several competitors that appear to have offerings similar to ours.  They are Cannabis-RX, Inc. (CANA), The Cannabis Business Group, Inc. (CBGI),  Zoned Properties, Inc. (ZDPY), MJ Holdings, Inc. (MJNE), Home Treasure Finders, Inc. (HMTF) and Advanced Cannabis Solutions, Inc.  Cannabis-Rx, Inc. – Cannabis-Rx, Inc. focuses on acquiring and selling/leasing real estate properties for licensed marijuana growers and dispensary owners.  Cannabis-Rx currently is not a fully reporting company.  The Cannabis Business Group, Inc. - The Cannabis Business Group, Inc. operates as a real estate acquisition, leasing, and management company focusing on zoning issues in the United States. The Company acquires commercial property or land, and leases out the facilities for customers in the agricultural, industrial, commercial, and retail sectors.

Zoned Properties, Inc. - Zoned Properties, Inc., a real estate investment firm, focuses on acquiring free standing buildings, land parcels, and greenhouses in order to have them re-zoned to be able to carry out aeroponic agricultural grow operations. It plans to operate primarily in Arizona, Illinois, Nevada, and Colorado.  MJ Holdings, Inc. – MJ Holdings, Inc. acquires and leases real estate to licensed marijuana operators, including but not limited to providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners.  Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

Home Treasure Finders, Inc. – Home Treasure Finders, Inc. is engaged in a real estate lead referral business in Colorado. It focuses on buying and selling properties; and leasing its real estate properties to cannabis growers for cannabis cultivation. The company also manages 55 rental units. Home Treasure Finders, Inc. was founded in 2008 and is based in Denver, Colorado.  Advanced Cannabis Solutions, Inc. – Advanced Cannabis Solutions, Inc. a development stage company, focuses on providing real estate leasing services to the regulated cannabis industry in the United States. It plans to purchase real estate assets; and lease growing space and related facilities to licensed marijuana growers and dispensary owners for their operations. The company was founded in 2013 and is headquartered in Colorado Springs, Colorado.

Government Regulation

Currently, there are approximately twenty states plus the District of Columbia that have laws and/or regulations that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law.

We do not produce, market, or sell cannabis.  We are limiting ourselves to states where the state law allows for the production of cannabis. Beyond the state law allowing for cannabis production our construction must comply with all state and local building requirements as well as zoning requirements.  We work closely with the local authorities regarding zoning and work closely with the local building inspectors to comply in every way with building regulations.

Legal Proceedings

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

We own a building at 722 W. Dutton Road, Eagle Point, OR  97524 representing our sole operating location for WCS Enterprises.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased, for which the rent has yet begun, to one tenant that is a related party.

As of June 30, 2014, we had two mortgages on the property, both to the People’s Bank of Commerce in Medford, Oregon, secured by all of our land, buildings and improvements.  The mortgages payable were comprised of the following:

1.	Bank term loan, prime rate plus 1.75%, currently 5%, P&I payments of $5,946 due monthly, and a balloon payment of $802,294 due June 28, 2018; and

2.	Bank term loan, prime rate plus 3.00%, currently 6.25%, P&I payments of $883 due monthly, and a balloon payment of $104,329 due October 15, 2018.

We maintain our corporate offices in the building.

ITEM 3:  LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GRWC”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2012 and 2013 and for each quarter of the six month transition period ended June 30, 2014.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2012 through March 31, 2012	$0.30	$0.14

April 1, 2012 through June 30, 2012	$0.25	$0.15

July 1, 2012 through September 30, 2012	$0.65	$0.25

October 1, 2012 through December 31, 2012	$0.25	$0.15

January 1, 2013 through March 31, 2013	$0.25	$0.15

April 1, 2013 through June 30, 2013	$0.24	$0.15

July 1, 2013 through September 30, 2013	$0.48	$0.11

October 1, 2013 through December 31, 2013	$0.40	$0.10

January 1, 2014 through March 31, 2014	$0.75	$0.29

March 31, 2014 through June 30, 2014	$0.75	$0.40

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 193 not including an indeterminate number who may hold shares in “street name.”

Common Stock Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Recent Sales of Unregistered Securities

Between April 13, 2014 and June 25, 2014, the Company sold an aggregate of 2,019,307 shares of common stock at $0.325 per share to a total of 25 persons.  The securities were exempt from registration under Section 5 of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 of Regulation D promulgated under the Act since all of the elements of Rule 506 were satisfied.

Between May 31, 2014 and June 25, 2014, the Company issued an aggregate of 23,952 shares of common stock related to the exercise of warrants for total proceeds of $7,784 to a total of 4 persons.  The exercise price of each warrant was $0.325.  The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

On June 26, 2014, the Company issued an aggregate of 1,615,385 shares to officers and directors of the Company as bonuses to a total of 8 persons.  The shares were valued at $0.50 per share – the trading price of the shares on June 26, 2014.  The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

On June 27, 2014, the Company issued an aggregate of 1,000,000 shares for the retirement of $250,000 of related party notes payable of GCI.  The shares were issued to a total of six persons and/or entities.   The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

On June 30, 2014 the Company issued 497,495 shares for the settlement of $161,686 in accounts payable to two vendors.  The shares were valued at $0.325 per share.  The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

During the period ended June 30, 2014, the Company issued an aggregate of 858,489 shares for the conversion of $279,009 in notes payable and accrued interest related to those notes to a total of 6 persons.  The conversion price of the debt and interest was $0.325 per share.  The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

Use of Proceeds from Registered Securities

During the six month transition period ended June 30, 2014, we did not receive any proceeds from the sale of registered securities.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Grow Condos.   Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions nationally and/or in the communities in which we conduct business; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward- looking statements speak only as of the date they are made. Grow Condos does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Reverse Acquisition

On June 30, 2014, the Company entered into a definitive agreement with the members of WCS Enterprises LLC (“WCS”) for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of the Company’s common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of the Company by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of the Company’s common stock on June 30, 2014, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of the Company by virtue of holding approximately 44% of the Company’s voting stock.  In addition, on June 30, 2014, the Company’s CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of the Company.  In total, the WCS members hold 51.67% of the post-acquisition common stock of the Company and the Company’s officers are the former officers of WCS, making the transaction a reverse acquisition.

Financial Statements

The consolidated financial statements which are a part of this Transition Report are as of June 30, 2014, and for the period from September 9, 2013 through June 30, 2014 (the “Relevant Period”).  The consolidated financial statements are those of WCS for the results of operations because of the reverse acquisition.  Following is management’s discussion and analysis of those financial statements.

Results of Operations

The consolidated financial statements demonstrate a loss from operations for the Relevant Period of $11,189,976.  Non-cash components of the loss include $10,266,365 from the impairment of goodwill, $900,090 from stock issued for services and $20,043 in depreciation expense totaling $11,186,498.  Management does not expect the non-cash expenses to be reoccurring in the future in the same amounts.

On June 30, 2014, the last day of the Transition Period covered by this report, the Company underwent the reverse acquisition as described above.  The social media assets of the Company continue to not generate income at this time.  Accordingly, all Company revenue from business operations for the foreseeable future will come from the business operations of WCS which is now a subsidiary of the Company.

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $10,500.  The monthly, fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $2,500 per month for the salary of our CEO and approximately $500 in utilities.  Accordingly, expenses associated with maintaining the building are $8,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

The Company has fixed monthly income from rents and option payments of approximately $5,000 per month which are paid to the Company by the tenants in our building.  It is projected that when the building is fully leased and all tenants are paying monthly lease payments assuming current market rates, monthly revenue will total $8,300 which will make the building self-sustaining since current expenses total $8,000 per month.

The Company is in the process of seeking additional properties to purchase after the model of our current building.  However, it is the desire of management to purchase new properties outright with funds obtained by selling equity in the Company.  If the Company is successful in raising working capital in this manner, it follows that new properties will eventually present the Company with positive cash flow.

Liquidity and Capital Resources; Going Concern

At June 30, 2014, the Company had cash on hand of approximately $155,153.  This is sufficient to sustain the day to day operations of the Company for approximately 90 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore it will be necessary to obtain additional capital from the sale of equity or debt securities.

Buildings the Company is seeking to purchase and retrofit for use by the Company are expecting to cost approximately $1,000,000 each after improvements.  The Company hopes to acquire four such properties during the coming 12 months.  To do so, the Company will need to raise $4,000,000 through the sale of equity capital which it expects to do through a private placement of its common stock.  If successful, the Company projects each building will bring positive net monthly cash flow to the Company of approximately $7,000 after acquisition and  continuing thereafter.

Management believes in the future of the Company and in its ability to grow its business and to raise capital as needed until such time as the business operations of the Company become self-sustaining.

In their report dated October 14, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from date of inception (September 9, 2013) to June 30, 2014 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of the Company operating with an industry that is illegal under federal law, we have yet to achieve profitable operations, we have a significant accumulated deficit and are dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the transaction period ended June 30, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)

We have audited the accompanying consolidated balance sheet of Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from date of inception (September 9, 2013) to June 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) at June 30, 2014, and the results of its operations, changes in stockholders' equity and its cash flows for the period from date of inception (September 9, 2013) to June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company operates with an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona

October 14, 2014

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
CONSOLIDATED BALANCE SHEET
June 30, 2014

ASSETS

Current Assets
Cash and cash equivalents	$155,153
Lease receivables	950
Prepaid expenses	404

Total Current Assets	156,507

Property and equipment, net	1,201,850
Deposits	818

Total Assets	$1,359,175

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Accounts payable, trade	$35,851
Accrued liabilities	13,506
Mortgages payable, current portion	29,841

Total Current Liabilities	79,198

Mortgages payable, less current portion	997,948
Customer deposits	3,600
Deferred option revenue	3,900

Total Liabilities	1,084,646

Stockholder’s Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,	-
none issued or outstanding
Common stock, $.001 par value, 45,000,000 shares authorized,
41,435,709 shares issued and outstanding	41,436
Additional paid-in capital	11,422,282
Accumulated deficit	(11,189,189)

Total Stockholder’s Equity	274,529

Total Liabilities and Stockholder’s Equity	$1,359,175

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
CONSOLIDATED STATEMENT OF OPERATIONS
From the Date of Inception (September 9, 2013) through June 30, 2014

Rental revenues	$11,750

Total revenues	11,750

Operating expenses	927,361
Impairment of goodwill	10,266,365

Loss from operations	(11,181,976)

Interest expense	(7,213)

Loss before provision for income taxes	(11,189,189)

Provision for income taxes	-

Net loss	$(11,189,189)

Net loss per common share:
Basic and diluted	$(0.61)

Weighted average common shares; basic and diluted	18,461,343

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From the Date of Inception (September 9, 2013) through June 30, 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at date of inception (September 9, 2013)	-	$-	$-	$-	$-

Founding contributed capital and debt forgiveness	18,369,000	18,369	142,662	-	161,031

Common Stock for cash and debt forgiveness	204,082	204	99,796	-	100,000

for services	1,836,918	1,837	898,253	-	900,090

Shares issued in reverse acquisition	21,025,709	21,026	10,281,571	-	10,302,597

Net loss for the period ended June 30, 2014	-	-	-	(11,189,189)	(11,189,189)

Balance at June 30, 2014	41,435,709	$41,436	$11,422,282	$(11,189,189)	$274,529

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
From the Date of Inception (September 9, 2013) through June 30, 2014

Cash flows from operating activities:
Net loss	$(11,189,189)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,043
Stock issued for services	900,090
Impairment of goodwill	10,266,365
Changes in assets and liabilities
Lease receivable	(950)
Prepaids	(404)
Accounts payable	3,805
Accrued liabilities	3,842
Customer deposits	3,600
Deferred option revenue	3,900

Net cash provided by operating activities	11,102

Cash flows from investing activities:
Purchase of property and improvements	(294,946)
Cash acquired in reverse acquisition	76,774
Net cash used by investing activities	(218,172)

Cash flows from financing activities:
Proceeds from mortgage	120,000
Repayments of mortgages	(18,808)
Proceeds from stockholders’ loans	292,128
Repayment of stockholders’ loans	(81,097)
Sale of common stock	50,000

Net cash provided by financing activities	362,223

Net increase in cash and cash equivalents	155,153

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$155,153

Supplemental disclosure of cash flow information:

Cash paid during the period for;
Interest	$3,371
Taxes	$-

Supplemental disclosure of non-cash investing and financing items

Building purchase and assumption of mortgage	$926,597
Stockholders’ loans converted to equity	$211,031

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Grow Condos, Inc. (“GCI” or the “Company”) GCI (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) was incorporated on October 22, 1999, in the State of Nevada.  Recently, GCI through Fanatic Fans Inc. had made a decision to focus on its Social Networking operations which includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.  Then Fanatic Fans Inc. management decided to combine operations with WCS Enterprises, LLC (“WCS”).

Our subsidiary, WCS is an Oregon limited liability company which was formed on September 9, 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key aeroponic grow facilities to support cannabis farmers. WCS intends to own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.

On June 30, 2014, GCI entered into a definitive agreement (the “Agreement”) with the members of WCS for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of GCI’s common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of GCI by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of GCI common stock on June 30, 2014, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of GCI by virtue of holding approximately 44% of GCI’s voting stock.  In addition, on June 30, 2014, the GCI CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of GCI.  In total, the WCS members hold 51.67% of the post-acquisition common stock of GCI and GCI’s officers are the former officers of WCS, making the transaction a reverse acquisition.

As of the consummation of the transaction on June 30, 2014, the financial statements of WCS are consolidated with the financial statements of GCI under the name of GCI but the financial statements are the continuation of WCS with the adjustment to reflect the legal capital of GCI.  The assets and liabilities of WCS are measured at their pre-combination carrying amounts and the assets and liabilities of GCI are accounted for at fair value as required under the purchase method of accounting under a reverse acquisition. The results of operations of GCI (formerly Fanatic Fans, Inc. f/k/a Calibrus, Inc.) are included in the consolidated financial statements from the closing date of the acquisition.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiary, WCS. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Operating Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment. Given the nature of the reverse acquisition consummated on June 30, 2014 with WCS, the financial statements represent the operating activities of WCS for the period from the date of inception (September 9, 2013) to June 30, 2014 and primarily the operating assets of WCS, which operates as one segment.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We believe that it is at least reasonably possible that the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements. Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, equity compensation, allocation of purchase price for acquired assets, and depreciable lives of long lived assets.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Lease Receivables

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2014, no allowance for doubtful accounts was recorded as none was considerd necessary.

Investment In and Valuation of Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition (excluding acquisition related expenses), construction costs, mortgage interest during the period the facilities are under construction and prior to readiness for occupancy, and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated on a straight-line basis over the estimated useful life of the asset. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Land                                                                                                                                                                                   Indefinite
Buildings                                                                                                                                                                            40 years
Tenant improvements                                                                                                                                                      Lesser of useful life or lease term
Intangible lease assets                                                                                                                                                    Lease term

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allocation of Purchase Price of Real Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings, improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. We may utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information, such as building value and market rents, is used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. If an appraisal firm is used, the firm would have no involvement in management’s allocation decisions other than providing this market information.

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which will generally be obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market lease values are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we will expect a tenant to execute a bargain renewal option, we will evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income in the period of termination.

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The building acquired in 2013 had no leases in place as of the date of acquisition; therefore, the entire amount of the fair value of the mortgage assumed was allocated to land and buildings.  The improvements made by us for the current tenants were capitalized to building improvements.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.

Capitalized Interest

The Company capitalizes interest costs to buildings on expenditures made in connection with construction projects for buildings that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring these facilities to their intended use. The Company capitalized $39,286 of mortgage interest during the period of the build out of our current facility.  Interest capitalization ceased and depreciation began when the facility was available for rent.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;
•	use of the real property has taken place or services have been rendered;
•	the fee for the arrangement is fixed or determinable; and
•	collectability is reasonably assured.

Persuasive Evidence of an Arrangement – We document all terms of an arrangement in a real property lease signed by the tenant prior to recognizing revenue.

Use of the Real Property or Services Have Been Performed – Tenants occupy our facility or we perform all services prior to recognizing revenue. Services are deemed to be performed when the services are complete.

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the signed real property lease.

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria outlined by management.

Our real property lease agreements, which are governed by the laws of the state of Oregon, usually are non-cancellable and range from six to thirty-six months with a cash security deposit and personal guarantee required.  We account for our leases in accordance with Accounting Standard Codification (“ASC”) Topic 840, Leases, as operating leases.  Leases may include escalating rental rates, an option to extend the term of the lease at a fixed rental rate, and an option to purchase the portion of the building being leased at the end of the lease term.  Leases may be assigned with our approval.  Common area maintenance and water are paid by the Company with the tenant responsible for maintenance, repairs and liability insurance associated with their specific unit within the building.  Cash received for purchase options is recorded as deferred option revenue in the accompanying consolidated financial statements.  These amounts are recorded to revenue upon the exercise of the option by the tenant or the expiration of the unused option.  Rental revenue includes $1,800 of revenue from forfeited option payments received in cash during the period ended June 30, 2014.

Future minimum lease payments to be received under non-cancelable real property leases are as follows as of June 30, 2014 for the fiscal year ending in:

2015                                           $     42,000
2016                                                  36,900
2017                                                  29,700
Total                                           $   108,600

Properties may have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was de minimis for the period from date of inception (September 9, 2013) to June 30, 2014.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

We adopted ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of lease receivables, accounts payable, accrued liabilities, and mortgages payable approximate fair value given their short term nature or effective interest rates, which constitutes level three inputs.

Business Combinations

We account for an acquisition of a business in accordance with ASC Topic 805, Business Combinations. Intangible assets that we acquire are recognized separately if they arise from contractual or other legal rights or if they are separable and are recorded at fair value. Goodwill is recorded as the excess of (i) the consideration transferred, the amount of any non-controlling interest in the acquiree and the acquisition date fair value of any previous equity interest in the acquired entity over the (ii) fair value of the net identifiable assets acquired.

The following table summarizes the aggregate consideration paid for the reverse acquisition of WCS, and the amounts of the GCI assets acquired and liabilities assumed at the fair value on the acquisition date:

Consideration:

Equity instruments (21,025,709 common shares of the Company) issued	10,302,597
Fair value of total consideration transferred	$10,302,597
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$76,774
Property, plant, and equipment	350
Deposits	818
Accounts payable and accrued liabilities assumed	(41,710)
Total identifiable net liabilities	36,232
Goodwill	10,266,365
Total purchase price allocated	$10,302,597

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it.  Should the sum of the expected future net discounted cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the assets exceeds implied fair value.  Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance. Based on our analysis as of June 30, 2014, the Company recorded goodwill impairment in the amount of $10,266,365.  Any future increases in fair value would not result in an adjustment to the impairment loss that was recorded in our consolidated financial statements.

We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date.  The effects of any revision are recorded to operations when the change arises.  We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  During the period from inception (September 9, 2013) through June 30, 2014, there were no interest or penalties incurred related to income taxes.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the amounts used in computing basic and diluted net loss per share. For the period ended June 30, 2014 all potentially dilutive securities are anti-dilutive due to the Company’s loss from operations.

June 30,
2014

Net loss	$(11,189,189)

Weighted average number of common shares
used in basic earnings per share	18,461,343

Effect of dilutive securities:
Stock options	-
Stock warrants	-

Weighted average number of common shares
and dilutive potential comon stock used in
diluted loss per share	18,461,343

All dilutive common stock equivalents are reflected in our net loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  At June 30, 2014, the Company had outstanding options to purchase 1,795,000 shares of common stock at a per share weighted average exercise price of $0.79 and outstanding warrants to purchase 910,636 shares of common stock at a weighted average exercise price of $0.35.

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

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,189,189, which we have determined raises substantial doubt about the Company’s ability to continue as a going concern.

Further, marijuana remains illegal under federal law as a schedule-I controlled substance, even in those jurisdictions in which the use of medical or recreational marijuana has been legalized at the state level.  A change in the federal attitude towards enforcement could cripple the industry.  The medical and recreational marijuana industry is our primary target market, and if this industry was unable to operate, we would be subject to all potential remedies under federal law and lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

The ability of the Company to continue as a going concern is dependent on our ability to raise adequate capital to fund operating losses until we are able to engage in profitable business operations and the continuation of the current regulatory and enforcement environment. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing our services and meeting our obligations.

Management’s plans to address these matters include maintaining an awareness of the current regulatory and enforcement environment, controlling costs, evaluating our projected expenditures relative to our available cash and evaluating additional means of financing in order to satisfy our working capital and other cash requirements. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern and 2014-10, Development Stage Entities both of which have been adopted by the Company in the accompanying consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning July 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and improvements consisted of the following as of June 30, 2014:

Buildings and improvements	$1,066,317
Land	155,576
1,221,893
Less: accumulated depreciation	(20,043)
$1,201,850

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

After the building was available for its intended use, and through June 30, 2014, $20,043 of depreciation expense was recorded.

NOTE 3 – CONCENTRATIONS OF RISK

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2014, the Company had no uninsured cash and cash equivalents

NOTE 4 – MORTGAGES PAYABLE

As of June 30, 2014, we had two mortgages payable, both to the People’s Bank of Commerce in Medford, Oregon, secured by all of our land, buildings and improvements.  The mortgages payable were comprised of the following:

Bank term loan, prime rate plus 1.75%, currently 5%, P&I payments of $5,946 due monthly, balloon payment of $802,294 due June 28, 2018, secured by property	$910,967

Bank term loan, prime rate plus 3.00%, currently 6.25%, P&I payments of $833 due monthly, balloon payment of $104,329 due October 15, 2018, secured by property	116,822

Less: current portion	(29,841)
$997,948

Future maturities of long term debt are as follows as of June 30, 2014 for the fiscal year ending in:

2015                                           $     29,841
2016                                                  31,415
2017                                                  33,067
2018                                                828,678
2019                                                104,788
               Total                                           $1,027,789

NOTE 5 – INCOME TAXES

At June 30, 2014, deferred tax assets consist of the following:

Current portion:
Net operating loss carryforwards	$2,920,000

2,920,000
Less: valuation allowance	(2,920,000)

Deferred tax asset-current portion	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2014, the Company has net federal operating loss carryforwards of approximately $7.5 million and state net operating loss carryforwards of approximately $4.75 million.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below are the federal and state net operating loss carryforwards as of June 30, 2014.

Expiration Date	Federal NOL Carryforwards	Expiration Date	State NOL Carryforwards
12/31/2021	271,000	12/31/2014	965,000
12/31/2022	443,000	12/31/2015	1,605,000
12/31/2023	-	12/31/2016	928,000
12/31/2024	-	12/31/2017	1,250,000
12/31/2025	-	12/31/2018	-
12/31/2026	-	6/30/2019	24,000
12/31/2027	436,000		$ 4,772,000
12/31/2028	1,120,000
12/31/2029	1,428,000
12/31/2030	1,605,000
12/31/2031	928,000
12/31/2032	1,250,000
12/31/2033	-
6/30/2034	24,000
	$ 7,505,000

The Company has established a valuation allowance as of June 30, 2014 in the approximate amount of $2,920,000. The valuation allowance is equal to the full amount of the net deferred tax asset due primarily to the uncertainty of the utilization of operating losses in future periods.  Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Given the acquisition of WCS, such limitation of the net operating losses may have occurred, which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from operations for the period from the date of inception (September 9, 2013) to June 30, 2014 due to the following:

Federal Tax Benefit at Statutory Rates	$3,800,000
State Tax Benefit at Statutory Rates	560,000
Permanent difference - goodwill not recognized in tax free reorginization	(4,354,000)
Valuation Allowance Adjustment	(6,000)

Net Deferred Tax Benefit	$-

NOTE 6 -   COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liability Insurance

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. In addition, the Company may acquire certain properties that are subject to environmental remediation. The Company carries environmental liability insurance on its properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Operating Leases

GCI leased office space in Tempe, Arizona, under a five (5) year operating lease agreement which expired in 2010, at a rate of approximately $30,000 per month.  The Company signed a five year extension on its leased facility and reduced the rentable square feet from 13,295 to 7,767.  As a result of this extension, the Company decreased the monthly rent from approximately $30,000 per month to $12,000 per month.  In conjunction with the sale of the Company’s TPV Business the lease was assigned to the purchasers of the Company’s TPV Business.  However, in the event the assignee fails to pay rents under the agreement the Company remains liable for these amounts.  The Company has not recorded a corresponding liability for this as management estimates the probability of having to perform under the agreement is remote and the related liability is immaterial.   As of June 30, 2014, there are no unpaid or accrued rents due under the lease agreement.

A schedule of the potential obligation should the purchaser default on the terms of the lease related to the Company’s former office space is below:

Period Ended
December 31,	Amount
2014	$72,111
2015	121,450

$193,561

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

Below is a summary of transactions that occurred with GCI prior to the acquisition of WCS.  The Common Stock activity described below is included in the shares issued in reverse acquisition in the statement of changes in stockholders’ equity.

Between April 13, 2014 and June 25, 2014, the Company sold an aggregate of 2,019,307 shares of common stock at $0.325 per share.

Between May 31, 2014 and June 25, 2014, the Company issued an aggregate of 23,952 shares of common stock related to the exercise of warrants for total proceeds of $7,784.  The exercise price of each warrant was $0.325.

On June 26, 2014, the Company issued an aggregate of 1,615,385 shares to officers and directors of the Company as bonuses.  The shares were valued at $0.50 per share – the trading price of the shares on June 26, 2014.

On June 27, 2014, the Company issued an aggregate of 1,000,000 shares for the retirement of $250,000 of related party notes payable of GCI.

On June 30, 2014 the Company issued 497,495 shares for the settlement of $161,686 in accounts payable to two vendors.  The shares were valued at $0.325 per share.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the period ended June 30, 2014, the Company issued an aggregate of 858,489 shares for the conversion of $279,009 in notes payable and accrued interest related to those notes.  The conversion price of the debt and interest was $0.325 per share.

On June 27, 2014, WCS issued an aggregate of 10% of its membership equity to two members for $100,000 in cash and conversion of debt to equity which is included in the Common Stock for cash and debt forgiveness in the statement of changes in stockholders’ equity.  As a result of the Company’s reverse acquisition of GCI, the shares issued for the 10% membership interest in connection with the acquisition of WCS were valued based on the quoted market price of GCI as of the date of the share issuance, which resulted in compensatory expense of $900,090.  Compensation expense was determined in accordance with ASC 505 subtopic 50, Equity-Based Payments to Non-Employees, by multiplying the number of GCI shares received by the two members of WCS in the reverse acquisition in exchange for their 10% membership interest multiplied by the trading price of GCI Common Stock on June 27, 2014, less the $100,000 of cash and debt redemption comprising the capital contributions made by the two members for the 10% membership interest.

Warrants

At June 30, 2014, the Company had 910,636 warrants outstanding to purchase common stock.  The warrants are convertible into one share of common stock at prices ranging between $0.325 and $0.50 per share.  As of June 30, 2014, all 910,636 warrants were exercisable.

During the six month period ended June 30, 2014, the Company extended the maturity dates of 420,000 warrants that were set to expire at various times during the period.

Between May 31, 2014 and June 25, 2014, the Company issued an aggregate of 23,952 shares of common stock related to the exercise of warrants for total proceeds of $7,784.  The exercise price of each warrant was $0.325.
			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Warrants	Exercise Price	(in years)	Value

Outstanding at September 9, 2013	942,088	0.36

Granted	-	-
Exercised	(23,952)	0.33
Forfeited	(7,500)	0.33

Outstanding at June 30, 2014	910,636	$0.35	0.34	$127,489

Exercisable at June 30, 2014	910,636	$0.35	0.34	$127,489

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

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a table of activity for all options granted under these Plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Options outstanding at September 9, 2013	1,795,000	0.79

Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding at June 30, 2014	1,795,000	$0.79	1	$-

Options exercisable at June 30, 2014	1,795,000	$0.79	1	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

The Chief Executive Officer (“CEO”) and Chief Financial Officer, who are siblings, provided services and the use of their facilities to the Company at no costs to the Company since our inception.  Please see additional discussion of related party transactions described in the notes above.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  The lease term has not begun as of June 30, 2014 and no revenue associated with this lease has been recorded in the accompanying financial statements.

NOTE 9 – SUBSEQUENT EVENTS

After June 30, 2014, the Company issued 131,785 shares of Common Stock upon exercise of warrants and received $42,830 of cash proceeds from the exercise transactions.  In addition, the CEO purchased 1,000 shares of Common Stock after June 30, 2014.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and our Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Principal Executive and Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2014.

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the year end close process performing additional review and analysis to assure compliance with accounting principles generally accepted in the United States (“GAAP”) and SEC reporting requirements.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

We plan to implement measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses through additional training efforts as well as ensuring appropriate review of the related significant accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP. We plan to undertake additional review processes to ensure the related significant accounting policies are implemented and applied properly on a consistent basis throughout the Company. We believe these measures will remediate the control deficiencies. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine to take additional measures to address the control deficiencies.

This Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We established our internal control over financial reporting during the period from the date of inception (September 9, 2013) to June 30, 2014.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive and Financial Officers, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

This Transition Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Wayne A. Zallen	President and CEO	July 22, 2014	*
Joann Z. Cleckner	Secretary, Treasurer and CFO	July 22, 2014	*
Carl S. Sanko	Director	July 22, 2014	*
Jeff Holmes	Director	October 22, 1999	*

*  These persons presently serve in the capacities indicated.

Background and Business Experience

Wayne A. Zallen – From 10/2013 - present Mr. Zallen bought an unfinished industrial warehouse Condominium project from the bank and developed it into a safe haven for medical marijuana growers. Mr. Zallen developed a workable lease option model that benefits the grower as well as the investor. From 4/2009 – present Mr. Zallen developed an aeroponic growing method that produces superior quality medical marijuana in a minimum amount of time. From 2006 to present Mr. Zallen was the President of Sigclo Enterprises, Inc a business incubator specializing in importing and distributing goods through a multitude of web based consumer channels. Prior to that Mr. Zallen specialized in buying, building or assisting startup companies in achieving their untapped potential then selling them to sound operators. To date these businesses continue to operate profitably. From 1986 to 2000 Mr. Zallen was a successful member of the financial services industry, owning one of Allstate’s first insurance franchises, and achieving a top 1% national ranking. Later he established a San Francisco Bay Area regional office of American National Financial, Inc., where he hired, trained and motivated sales agents to originate over $8 million per/month in wholesale and retail loans across Northern California. During the early 1980’s Mr. Zallen was a Business Manager/ Account Executive for John Rhein Advertising and was responsible for business management, budgeting, media evaluation and procurement. At John Rhein Advertising he developed exclusive advertising campaigns syndicated nationwide. In 1977 Mr. Zallen obtained a Industrial Design Bachelor of Science degree from The Ohio State University.  Mr. Zallen is 60 years of age.

Joann Z Cleckner – From 1990 thru present – Joann has been the owner of Joann Z Cleckner, CPA, an accounting firm specializing in small business consulting, tax planning, tax preparation as well as providing bookkeeping services to small business clients.  In addition to her accounting practice, from 2011 through 2012, Joann was an intern with the Sonoma County District Attorney, providing legal research in criminal matters, writing briefs and making court appearances.  Joann is licensed to practice accountancy in the states of California and Oregon.  Joann is 65 years of age.

Carl S. Sanko – Carl has been self-employed as Carl S. Sanko CPA for last 5 years, providing tax, accounting, and consulting services, including the past 1 1/2 years as contract CFO, Secretary, and Director of Kush (a Nevada corporation).  Also, during the past 5 years Carl has been a real estate Broker, working under his name, Carl Sanko.  Carl is 59 years of age.

Jeff Holmes - Jeff Holmes is a founder of the Company and has been active in the roles of President, C.E.O. and Chairman of the Board of Directors since the Company’s inception in 1999.  On June 30, 2014, Mr. Holmes resigned from all positions with the Company except for the position of Chairman of the Board of Directors.  For the past 26 years Mr. Holmes has been active in developing technologies that improve the efficiencies of business processes in the Healthcare, Internet, Computer (hardware and software) and Telecommunications industries.  He graduated in 1976 with a B.S. in Marketing and Management from the University of Utah.  The Company believes that because of Mr. Holmes’ role as a founder and his experience with microcap public companies he is qualified to be a director.

Significant Employees

Grow Condos has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships

Our Chief Executive Officer and our Chief Financial Officer are brother and sister.

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the transition period ended June 30, 2014, there were no late filings, no failures to make filings and no unreported transactions during the period.

Code of Ethics

We have adopted a Code of Conduct for our Principal Executive and Financial Officers. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the transition period ended June 30, 2014, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have adopted an audit committee separate from our Board of Directors consisting of Jeff Holmes, Audit Committee Chairman, and Carl Sanko.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary($)	All other Compensation($)(3)(4)	Total($)
Wayne A. Zallen, CEO (1)	Transition Period	0	0	0
	2013	0	0	0
	2012	0	0	0

Joann Z. Cleckner, CFO	Transition Period	0	0	0
	2013	0	0	0
	2012	0	0	0

Jeff W. Holmes, CEO (2)	Transition Period	87,500	188,786	276,286
	2013	153,722	2,406	156,128
	2012	96,875	4,659	101,534

Greg W. Holmes, President (2)	Transition Period	78,750	123,078	201,828
	2013	132,765	3,706	136,471
	2012	74,792	4,729	79,521

Kevin J. Asher, CFO (2)	Transition Period	35,000	100,000	135,000
	2013	92,622	2,659	95,281
	2012	108,750	4,660	113,410

(1)  Beginning in July, 2014, Mr. Zallen has been salaried at the rate of $2,500 per month.
(2)  Officer resigned his position on June 30, 2014.
(3)  Company paid portion of health insurance coverage for Jeff W. Holmes - $4,170.
(4)  Restricted stock awards

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

Our directors are not compensated for their service on the board of directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of October 14, 2014:

Ownership of Principal Shareholders
Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	18,370,000 Direct	44.2%
Common Stock	Jeff W. Holmes PO Box 11207 Zephyr Cove, NV 89448	2,734,680 (2)	6.6%

(1) Based on a total of 41,568,494 shares outstanding.
(2) Of the 2,734,680 shares, 1,927,587 are held directly, 457,093 are held indirectly as they are owned by the Scottsdale Equity Growth Fund LLC, an entity controlled by Mr. Holmes, and the balance of 350,000 can be acquired upon the conversion of derivative securities held by Mr. Holmes.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of October 14, 2014:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	18,370,000 Direct	44.2%
Common Stock	Joann Z. Cleckner 722 W. Dutton Road Eagle Point, OR 97524	0	0%
Common Stock	Jeff W. Holmes PO Box 11207 Zephyr Cove, NV 89448	2,734,680 (2)	6.6%
Common Stock	Carl S. Sanko 18301 Ghost Town St Tehachapi, CA 93561	408,200 Direct	1.0%
Common Stock	Total Officers and Directors as a group (4 persons)	21,512,880	51.8%

(1) Based on a total of 41,568,494 shares outstanding.
(2) Of the 2,734,680 shares, 1,927,587 are held directly, 457,093 are held indirectly as they are owned by the Scottsdale Equity Growth Fund LLC, an entity controlled by Mr. Holmes, and the balance of 350,000 can be acquired upon the conversion of derivative securities held by Mr. Holmes.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under 2012 equity compensation plan excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,295,000	$1.00	3,000,000
Total	1,295,000	$1.00	3,000,000

Equity Compensation Plan Information

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

On June 30, 2014, Wayne A. Zallen, our President and CEO, exchanged his 90% ownership interest in WCS Enterprises, LLC, an Oregon limited liability company (“WCS”), for 18,369,000 common shares of the Registrant.  On the same day Carl S. Sanko, a member of our board of directors, exchanged his 2% ownership interest in WCS for 408,200 common shares of the Registrant.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Transition Report as Exhibit 99.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2013 and during the Transition Period:

Fee Category	2012	2013	Transition Period
Audit Fees	$55,000	$57,000	$3,850
Audit-related Fees	-	-	-
Tax Fees	2,800	2,900	-
All Other Fees	-	-	-
Total Fees	$57,800	$59,900	$3,850

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the Transition Period ended June 30, 2014 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Transition Report:

Exhibits

Exhibit Number	Description (1)
3.1	Articles of Incorporation (2)
3.2	By-laws (2)
14	Code of Conduct (2)
31.1	302 Certification of Wayne A. Zallen
31.2	302 Certification of Joann Z. Cleckner
32	906 Certification
99	NASDAQ Rule 4200(a)(15)
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.
IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE

SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.)

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Summaries of all exhibits contained within this Report are modified in their entirety by reference to these exhibits.

(2)  Filed as an exhibit to the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53548.

(3)  Current Report on Form 8-K/A filed with the SEC on September 15, 2014.
       Current Report on Form 8-K filed with the SEC on July 7, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW CONDOS, INC.

Date:	October 14, 2014	By:	/s/Wayne A. Zallen
Wayne A. Zallen, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

GROW CONDOS, INC.

Date:	October 14, 2014	By:	/s/ Wayne A. Zallen
Wayne A. Zallen, President and CEO

Date:	October 14, 2014	By:	/s/Joann Z. Cleckner
Joann Z. Cleckner, Secretary, Treasurer and CFO

Date:	October 14, 2014	By:	/s/ Jeff W. Holmes
Jeff W. Holmes, Director

Date:	October 14, 2014		/s/ Carl S. Sanko
Carl S. Sanko, Director