Form 10-KT
period 2014-06-30
CALIBRUS, INC.
filed 2014-10-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Transition Report of Grow Condos, Inc. (the “Company”) on Form 10-K for the transition period ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15:  EXHIBITS .

(a)(3)         Exhibits.  The following exhibits are filed as part of this Transition Report Amendment:

Exhibits

Exhibit Number	Description (1)
3.1	Articles of Incorporation (2)
3.2	By-laws (2)
14	Code of Conduct (2)
31.1	302 Certification of Wayne A. Zallen
31.2	302 Certification of Joann Z. Cleckner
32	906 Certification
99	NASDAQ Rule 4200(a)(15) (3)
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

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

(3)  Filed as an exhibit to the Company’s transition report on Form 10K filed with the Commission on October 14, 2014.

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