Form 10-Q
period 2014-09-30
GROW CONDOS, INC.
filed 2014-11-14
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
or

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
 (Address of principal executive offices) (Zip Code)

541-879-0504
 (Registrant’s telephone number, including area code)

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

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ]	Smaller reporting company		[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ]	Yes	[X]	No

The number of shares of the issuer’s Common Stock outstanding as of November 14, 2014 is 41,599,997.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2014	June 30, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$78,616	$155,153
Lease receivables	2,280	950
Prepaid expenses	1,363	404

Total Current Assets	82,259	156,507

Property and equipment, net	1,227,384	1,201,850
Deposits	818	818

Total Assets	$1,310,461	$1,359,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable, trade	$18,211	$35,851
Accrued liabilities	9,664	13,506
Mortgages payable, current portion	39,384	29,841

Total Current Liabilities	67,259	79,198

Mortgages payable, less current portion	978,952	997,948
Customer deposits	3,600	3,600
Deferred revenue for purchase options	6,900	3,900

Total Liabilities	1,056,711	1,084,646

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
41,561,631 and 41,435,709 shares issued and outstanding, respectively	41,562	41,436
Additional paid-in capital	11,463,080	11,422,282
Accumulated deficit	(11,250,892)	(11,189,189)

Total Stockholders' Equity	253,750	274,529

Total Liabilities and Stockholders' Equity	$1,310,461	$1,359,175

The Accompanying Notes are an integral part
 of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
September 30, 2014
(Unaudited)

Rental revenues	$8,850

Total revenues	8,850

Operating expenses	57,416

Loss from operations	(48,566)

Interest expense	(13,137)

Loss before provision for income taxes	(61,703)

Provision for income taxes	-

Net loss	$(61,703)

Net loss per common share:
Basic and diluted	$(0.00)
Weighted average common shares; basic and diluted	41,474,444

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months ended September 30, 2014
(Unaudited)
Cash flows from operating activities:
Net loss	$(61,703)

Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	7,075
Changes in assets and liabilities:
Lease receivable	(1,330)
Prepaids	(959)
Accounts payable	(17,640)
Accrued liabilities	(3,842)
Deferred option revenue	3,000

Net cash used by operating activities	(75,399)

Cash flows from investing activities:
Purchase of property and improvements	(32,609)

Net cash used by investing activities	(32,609)

Cash flows from financing activities:
Repayments of mortgages	(9,453)
Exercise of warrants	40,924

Net cash provided by financing activities	31,471

Net decrease in cash and cash equivalents	(76,537)

Cash and cash equivalents at beginning of period	155,153

Cash and cash equivalents at end of period	$78,616

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$13,137
Taxes	$-

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements as of June 30, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations and cash flows for the periods presented. The June 30, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Grow Condos, Inc. (“GCI” or the “Company”) (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) was incorporated on October 22, 1999, in the State of Nevada.  Recently, GCI, through Fanatic Fans Inc., had made a decision to focus on its Social Networking operations which includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.  Then Fanatic Fans Inc. management decided to combine operations with WCS Enterprises, LLC (“WCS”).

Our subsidiary, WCS is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key aeroponic grow facilities to support cannabis farmers. WCS intends to own, lease, sell and manage multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of the consummation of the transaction on June 30, 2014, the financial statements of WCS are consolidated with the financial statements of GCI under the name of GCI but the financial statements are the continuation of WCS with the adjustment to reflect the legal capital of GCI.  The assets and liabilities of WCS are measured at their pre-combination carrying amounts and the assets and liabilities of GCI are accounted for at fair value as required under the purchase method of accounting under a reverse acquisition. The results of operations of GCI (formerly Fanatic Fans, Inc. f/k/a Calibrus, Inc.) are included in the consolidated financial statements from the closing date of the acquisition.  Since WCS commenced operations in October 2013 and the accompanying condensed consolidated financial statements included the results of operations for GCI since June 30, 2014, the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2013 are not provided as they contain no information.

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation:

These condensed consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiary, WCS. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, mortgages payable and short term advances approximate fair value given their short term nature or effective interest rates, which represent level 3 inputs.

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended September 30, 2014, all potentially dilutive securities are anti-dilutive due to the Company’s losses from operations.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of September 30, 2014 the Company had outstanding options to purchase 1,010,000 shares of common stock at a per share weighted average exercise price of $0.63 which were not included in the earnings per share calculation as they were anti-dilutive.  As of September 30, 2014 the Company had outstanding warrants to purchase 896,280 shares of common stock at a per share weighted average exercise price of $.35 which were not included in the earnings per share calculation as they were anti-dilutive.

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

The effective income tax rate of 0% for the three months ended September 30, 2014 differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in past and/or respective periods.  For the three month period ended September 30, 2014 a tax benefit of approximately $20,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of September 30, 2014 the Company had net operating losses of approximately $7,565,000 resulting in a deferred tax asset of approximately $2,572,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.  Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Given the acquisition of WCS, such limitation of the net operating losses may have occurred, which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated October 14, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from date of inception (September 9, 2013) to June 30, 2014 concerning the Company’s assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,250,892, which we have determined raises substantial doubt about the Company’s ability to continue as a going concern.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management’s plans to address these matters include maintaining an awareness of the current regulatory and enforcement environment, controlling costs, evaluating our projected expenditures relative to our available cash and evaluating additional means of financing in order to satisfy our working capital and other cash requirements. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

2.   Warrants

During the three months ended September 30, 2014, the Company extended the expiration date of a total of 287,500 warrants that originally expired on various dates during the quarter.  The expiration date of the warrants was modified to extend through October 31, 2014 and no expense was recorded as the value of the warrants as modified was less than the value of the warrants prior to modification.  All terms other than the expiration date remained unchanged.

During the quarter ended September 30, 2014, the Company issued 125,922 shares of its common stock through the exercise of stock purchase warrants for total proceeds of $40,924.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provided services and the use of her facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  The lease term has not begun as of September 30, 2014 and no revenue associated with this lease has been recorded in the accompanying financial statements.

4.  Subsequent Events

Subsequent to September 30, 2014, the Company issued 38,366 shares of its common stock related to the exercise of common stock purchase warrants.  Gross proceeds from the exercises were $12,469.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.

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

Our wholly-owned subsidiary, WCS Enterprises, LLC (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013, began operations in October 2014, and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by WCS became the officers and directors of the Company.  As a result of our acquisition of WCS in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business and continue to develop and operate our social networking projects.

Through WCS, we are a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key grow facilities to support cannabis growers in the United States cannabis industry. We intend to own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to the tenants and owners. We will offer tenants the option to lease, lease to purchase or buy their condo warehouse space that is divided into comparable 1,500- 2,500 square foot condominium units.  Each Condo unit will be uniquely designed and have all necessary resources as an optimum stand-alone grow facility. We believe that Cannabis farmers will pay an above market rate to lease or buy our condo grow facility. We will purchase and develop buildings that are divisible into separate units to attract multiple farmers and reduce the risk of single tenant leases. In addition to our “Condo” turn-key growing facilities, we intend to provide marijuana grow consulting services and equipment and supplies as part of our turn-key offerings. We are aggressively looking for our next property in the western area of the United States where medical cannabis has been legalized and where recreational cannabis has been or is in the process of legalization. The Company is not directly involved in the growing, distribution or sale of Cannabis.

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $10,500.  The monthly fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $2,500 per month for the salary of our CEO, approximately $500 in utilities and approximately $842 in property taxes.  Accordingly, expenses associated with maintaining the building are $8,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees to be a reporting company.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the period indicated:
September 30,
2014
(Unaudited)
Revenue	$8,850
Operating Expenses	57,416
Loss from operations	(48,566)
Interest Expense	(13,137)
Net Loss	$(61,703)

Comparative financial data for three month period ended September 30, 2014 is not included in this report because no financial activity commenced until October 2013.

Revenue – The Company generated $8,850 in revenue for the three months ended September 30, 2014.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants.

Operating Expenses – Operating expenses for the three months ended September 30, 2014 totaled $57,415.   The majority of our operating expenses were comprised of wages, professional fees, rent and travel expense.

Interest Expense – Interest expense for the three months ended September 30, 2014 totaled $13,137.  All interest expense for the quarter was related to the mortgages on the Company’s rental property.

Liquidity and Capital Resource; Going Concern

At September 30, 2014, the Company had cash on hand of $78,616.  This is sufficient to sustain the day to day operations of the Company for approximately 90 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 90 days.

During the three months ended September 30, 2014 the Company received gross proceeds of $40,924 from the exercise of outstanding common stock purchase warrants.  Subsequent to September 30, 2014, the Company has received additional proceeds of $12,469 from the exercise of common stock purchase warrants.

Buildings the Company is seeking to purchase and retrofit for use by the Company are expecting to cost approximately $1,000,000 each after improvements.  The Company hopes to acquire four such properties during the coming 12 months.  To do so, the Company will need to raise $4,000,000 through the sale of equity capital which it expects to do through a private placement of its common stock.  If successful, the Company projects each building will bring positive net monthly cash flow to the Company of approximately $7,000 after acquisition and becoming fully leased, and continuing thereafter.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the reporting process to review our transactions to assure compliance with professional standards.

 Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

 In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We will expand our system of internal control as soon as adequate funding becomes available.

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

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to September 30, 2014, the Company issued 38,366 shares of its common stock related to the exercise of common stock purchase warrants.  Gross proceeds from the exercises were $12,469.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

       None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description
31	Certificate of Wayne A. Zallen and Joann Z. Cleckner pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32	Certificate of Wayne A. Zallen and Joann Z. Cleckner pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Grow Condos, Inc.

By: /s/ Wayne A. Zallen                                                                                             Date:  November 14, 2014
     Wayne A. Zallen, CEO

By: /s/ Joann Z. Cleckner                                                                                            Date:  November 14, 2014
     Joann Z. Cleckner, CFO