Form 10-Q
period 2014-12-31
GROW CONDOS, INC.
filed 2015-02-17
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53548

GROW CONDOS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	90-1075314
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

722 W. Dutton Road
Eagle Point, OR 97524
(Address of Principal Executive Offices)

(541) 879-0504
(Registrant’s telephone number, including area code)

    Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). N/A

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 13, 2015 – 41,698,479 shares of common stock.

PART I – Financial Information

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2014	June 30, 2014
	(Unaudited)

Current Assets
Cash and cash equivalents	$28,806	$155,153
Lease receivables	17,502	950
Prepaid expenses	9,459	404
Total Current Assets	55,767	156,507
Property and equipment, net	1,227,158	1,201,850
Deposits	818	818
Total Assets	$1,283,743	$1,359,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable, trade	$47,258	$35,851
Accrued liabilities	9,664	13,506
Mortgage payable, current portion	30,510	29,841
Total Current Liabilities	87,432	79,198
Mortgages payble, less current portion	980,539	997,948
Customer deposits	5,700	3,600
Deferred revenue for purchase options	9,900	3,900
Total Liabilities	1,083,571	1,084,646

Shareholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 41,698,479 and 41,435,709 issued
and outstanding respectively	41,699	41,436
Additional paid-in-capital	11,507,419	11,422,282
Accumulated deficit	(11,348,946)	(11,189,189)
Total Stockholders' Equity	200,172	274,529
Total Liabilities and Stockholders' Equity	$1,283,743	$1,359,175

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended		For the six months ended
	December 31,		December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Rental revenues	$14,740	$900	$24,700	$900
Total revenues	14,740	900	24,700	900
Operating expenses	100,572	3,287	157,987	3,287
Loss from operations	(85,832)	(2,387)	(133,287)	(2,387)
Interest expense	13,332	-	26,469
Loss before provision for income taxes	(99,164)	(2,387)	(159,756)	(2,387)
Provision for income taxes	-
Net (loss)	$(99,164)	$(2,387)	$(159,756)	$(2,387)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares; basic and diluted	41,561,631	20,410,000	41,518,487	20,410,000

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLITATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31, 2014	For the six months ended December 31, 2013
Cash flows from operating activities:
Net loss	$(159,756)	$(2,387)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,226
Changes in assets and liabilities:
Accounts receivable	(16,552)
Prepaids	(9,055)	(1,211)
Accounts payable	8,858
Accrued Expenses	(3,842)
Security Deposit	2,100
Deferred option revenue & Def Rental Income	6,000	1,000
Other current liabilities	2,550

Net cash used by operating activities	(158,471)	(2,598)

Cash flows from investing activities:
Purchase of property and improvements	(36,534)	(94,409)

Net cash used by investing activities	(36,534)	(94,409)

Cash flows from financing activities:
Repayments of mortgages	(16,742)	(9,844)
Proceeds from mortgages		120,000
Security deposit		900
Loan repayment to partner		(1,226)
Exercise of warrants	85,400

Net cash provided by financing activities	68,658	109,830

Net Increase (decrease) in cash and cash equivalents	(126,347)	12,823

Cash and cash equivalents at beginning of period	155,153

Cash and cash equivalents at end of period	$28,806	$12,823

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$26,393	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activity
Mortgage assumed for property	$-	$926,597

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements as of June 30, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2014, and the results of our operations and cash flows for the periods presented. The June 30, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to  seasonal variations and the results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of the consummation of the transaction on June 30, 2014, the financial statements of WCS are consolidated with the financial statements of GCI under the name of GCI but the financial statements are the continuation of WCS with the adjustment to reflect the legal capital of GCI.  The assets and liabilities of WCS are measured at their pre-combination carrying amounts and the assets and liabilities of GCI are accounted for at fair value as required under the purchase method of accounting under a reverse acquisition. The results of operations of GCI (as it was f/k/a Fanatic Fans, Inc. f/k/a Calibrus, Inc.) are included in the consolidated financial statements from the closing date of the acquisition.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended December 31, 2014, all potentially dilutive securities are anti-dilutive due to the Company’s losses from operations.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of December 31, 2014 the Company had outstanding options to purchase 510,000 shares of common stock at a per share weighted average exercise price of $1.00 which were not included in the earnings per share calculation as they were anti-dilutive.  As of December 31, 2014 the Company had outstanding warrants to purchase 162,500 shares of common stock at a per share weighted average exercise price of $0.46 which were not included in the earnings per share calculation as they were anti-dilutive.

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

The effective income tax rate was nil for the three and six months periods ended December 31, 2014 and differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in those periods.  For the six month period ended December 31, 2014 a tax benefit of approximately $62,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of December 31, 2014 the Company had net operating losses of approximately $7,627,000 resulting in a deferred tax asset of approximately $2,592,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.  Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Given the acquisition of WCS, such limitation of the net operating losses has occurred, but the Company has not fully analyzed the effect at this time as the deferred tax asset is fully reserved.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated October 14, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from date of inception (September 9, 2013) to June 30, 2014 concerning the Company’s assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,348,946, which we have determined raises substantial doubt about the Company’s ability to continue as a going concern.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.   Warrants

The expiration date of the warrants was modified to extend through October 31, 2014 with the exception of 162,500 warrants, which expire on various dates through September 2015. No expense was recorded as the value of the warrants as modified was less than the value of the warrants prior to modification.  All terms other than the expiration date remained unchanged.

During the quarter ended December 31, 2014, the Company issued 136,850 shares of its common stock through the exercise of stock purchase warrants for total proceeds of $44,476.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provided services and the use of her facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  The lease term has not begun as of December 31, 2014 and no revenue associated with this lease has been recorded in the accompanying financial statements.

4.  Subsequent Events

The Company has executed a Purchase and Sale Agreement for purchase of property known as Pioneer Business Park Lot 26 located in Eugene Oregon.  The purchase price is $395,000.  As of this date the CEO and Members of the Board of Directors are performing the required due diligence before committing to the purchase.  If the purchase is consummated, the close date is scheduled before April 9, 2015.  This location will allow the construction of three buildings.  The plan is to build in three separate phases.

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

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $12,623  The monthly fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $2,778 per month for the salary of our CEO, approximately $565 in utilities, approximately $1,682 in property taxes and $104 for insurance.  Accordingly, expenses associated with maintaining the building are $8,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:
	For the three months ended December 31, 2014	For the three months ended December 31, 2013
	(Unaudited)	(Unaudited)
Revenue	$14,740	$900
Operating Expenses	100,572	3,287
Loss from operations	(85,832)	(2,387)
Interest Expense	13,332	-
Net Loss	$(99,164)	$(2,387)

Revenue – The Company generated $14,740  and  $900 in revenue for the three months ended December 31, 2014 and 2013, respectively.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants, recognized on a straight-line basis over the term of the lease.

Operating Expenses – Operating expenses for the three months ended December 31, 2014 and 2013 totaled $100,572 and $3,287, respectively.   The majority of our operating expenses were comprised of wages, professional fees, rent and travel expense. In the prior period the company was undergoing construction and therefore all expenses were capitalized, except for organizational expenses.

Interest Expense – Interest expense for the three months ended December 31, 2014 and 2013 totaled $13,332 and nil, respectively.  All interest expense for the quarter was related to the mortgages on the Company’s rental property. Interest totaling approximately $575 was capitalized during the construction period for the three months ended 12/31/2013.

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:
	For the six months ended December 31, 2014	For the six months ended December 31, 2013

	(Unaudited)	(Unaudited)
Revenue	$24,700	$900
Operating Expenses	157,987	3,287
Loss from operations	(133,287)	(2,387)
Interest Expense	26,469	-
Net Loss	$(159,756)	$(2,387)

Revenue – The Company generated $24,700 and $900 in revenue for the six months ended December 31, 2014 and 2013, respectively.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants, recognized on a straight-line basis over the term of the lease.

Operating Expenses – Operating expenses for the six months ended December 31, 2014 and 2013 totaled $157,987 and $3,287, respectively.   The majority of our operating expenses were comprised of wages, professional fees, rent and travel expense. In the prior period the company was undergoing construction and therefore all expenses were capitalized, except for organizational expenses.

Interest Expense – Interest expense for the six months ended December 31, 2014 and 2013 totaled $24,469 and nil, respectively.  All interest expense for the quarter was related to the mortgages on the Company’s rental property. Interest totaling approximately $575 was capitalized during the construction period for the six months ended 12/31/2013.

Liquidity and Capital Resource; Going Concern

At December 31, 2014, the Company had cash on hand of $28,806.  This is sufficient to sustain the day to day operations of the Company for approximately 90 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 90 days.

During the three months ended December 31, 2014 the Company received gross proceeds of $44,476 from the exercise of outstanding common stock purchase warrants.  Subsequent to December 31, 2014, the Company has received no additional proceeds from the exercise of common stock purchase warrants.

Buildings the Company is seeking to purchase and retrofit for use by the Company are expecting to cost approximately $1,000,000 each after improvements.  The Company hopes to acquire four such properties during the coming 12 months.  To do so, the Company will need to raise $4,000,000 through the sale of equity capital which it expects to do through a private placement of its common stock.  If successful, the Company projects each building will bring positive net monthly cash flow to the Company of approximately $7,000 after acquisition, becoming fully leased, and continuing thereafter.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2014, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

In November 2014, the Company instituted a Whistleblower hot line.

 There has been no further change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to December 31, 2014, the Company has not issued shares of its common stock.

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

GROW CONDOS, INC.

                                                                                         /s/ Wayne A. Zallen
By:_____________________________                                                                Date February 17, 2015
     Wayne A. Zallen, CEO

                                                                                       /s/ Joann Z. Cleckner
By:_____________________________                                                                Date:  February 17, 2015
     Joann Z. Cleckner, CFO