Form 10-Q
period 2015-03-31
GROW CONDOS, INC.
filed 2015-05-19
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 15, 2015 – 41,698,479 shares of common stock.

PART I – Financial Information

Item 1.  Financial Statements
GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2015	June 30, 2014
	(Unaudited)

Current Assets
Cash and cash equivalents	$9,467	$155,153
Lease receivables, net	908	-
Deferred rental income, current portion	400	950
Prepaid expenses	8,975	404
Total Current Assets	19,750	156,507
Property and equipment, net	1,220,101	1,201,850
Deferred rental income	2,322	-
Deposits	8,618	818
Total Assets	$1,250,791	$1,359,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable, trade	$47,084	$35,851
Accrued liabilities	9,664	13,506
Short-term debt	15,000	-
Mortgage payable, current portion	30,905	29,841
Total Current Liabilities	102,653	79,198
Mortgages payble, less current portion	975,103	997,948
Customer deposits	4,900	3,600
Deferred revenue for purchase options	15,300	3,900
Total Liabilities	1,097,956	1,084,646

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares
authorized, none issued or outstanding as of
March 31, 2015 and June 30, 2014	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 41,698,479 and 41,435,709 are issued
and outstanding as of March 31, 2015 and
June 30, 2014, respectively	41,698	41,436
Additional paid-in capital	11,507,420	11,422,282
Accumulated deficit	(11,396,283)	(11,189,189)
Total Stockholders' Equity	152,835	274,529
Total Liabilities and Stockholders' Equity	$1,250,791	$1,359,175

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Rental revenues	$11,322	$5,400	$36,023	$7,300
Total revenues	11,322	5,400	36,023	7,300
Operating expenses	45,705	-	203,688	3,287
Income (loss) from operations	(34,383)	5,400	(167,665)	4,013
Interest expense	13,022	-	39,429
Income (loss) before provision for income taxes	(47,405)	5,400	(207,094)	4,013
Provision for income taxes	-	-	-	-
Net income (loss)	$(47,405)	$5,400	$(207,094)	$4,013

Net income (loss) per common share:
Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares; basic and diluted	41,698,479	20,410,000	41,669,023	20,410,000

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(207,094)	$4,013

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,283	-
Allowance for doubtful accounts	2,861
Changes in assets and liabilities:
Deposits	(7,800)	-
Lease receivables	(3,769)	-
Deferred rent revenue	(1,772)
Prepaid expenses	(8,571)	(1,260)
Accounts payable, trade	11,233	-
Accrued liabilities	(3,842)	-
Customer deposits	1,300	900
Deferred revenue for purchase options	11,400	-

Net cash provided by (used in) operating activities	(187,771)	3,653

Cash flows from investing activities:
Purchase of property and equipment	(36,534)	(85,892)

Net cash used in investing activities	(36,534)	(85,892)

Cash flows from financing activities:
Proceeds from short-term debt	15,000	-
Repayments of mortgages	(21,781)	-
Proceeds from mortgages	-	-
Proceeds from partner contribution	-	75,057
Proceeds from partner loan	-	10,800
Proceeds from exercise of warrants	85,400	-

Net cash provided by financing activities	78,619	85,857

Net increase (decrease) in cash and cash equivalents	(145,686)	3,618

Cash and cash equivalents at beginning of period	155,153	-

Cash and cash equivalents at end of period	$9,467	$3,618

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$39,429	$-
Taxes	$4,987	$3,287
Non-cash investing and financing activities, were as follows:
Acquisition of a building through mortgage	$-	$1,032,868

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. (“GCI”, “we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements as of June 30, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2015, and the results of our operations and cash flows for the periods presented. The June 30, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to seasonal variations and the results of operations for the nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of the consummation of the transaction on June 30, 2014, the financial statements of WCS are consolidated with the financial statements of GCI under the name of GCI but the financial statements are the continuation of WCS with the adjustment to reflect the legal capital of GCI.  The assets and liabilities of WCS are measured at their pre-combination carrying amounts and the assets and liabilities of GCI are accounted for at fair value as required under the purchase method of accounting under a reverse acquisition. The results of operations of GCI (as it was f/k/a Fanatic Fans, Inc. and Calibrus, Inc.) are included in the condensed consolidated financial statements from the closing date of the acquisition.

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Reclassification of Prior Year Amounts:

Certain prior year numbers have been reclassified to conform to the current year presentation.  These reclassifications have not affected the net loss or net loss per share as previously reported.

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

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts, using level 3 inputs, of receivables, accounts payable, accrued liabilities, and short term advances approximate fair value given their short term nature or, for long-term debt, based on borrowing rates currently available to the Company for loans with similar terms and maturity.

Earnings per Share:

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended March 31, 2015, all potentially dilutive securities are anti-dilutive due to the Company’s losses from operations.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All dilutive common stock equivalents are reflected in our income (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our income (loss) per share calculations.  As of March 31, 2015 the Company had outstanding options to purchase 510,000 shares of common stock at a per share weighted average exercise price of $1.00 which were not included in the earnings per share calculation as they were anti-dilutive.  As of March 31, 2015, the Company had no potentially dilutive warrants outstanding as all have expired during the current quarter. As of March 31, 2014, the company had no potentially dilutive shares outstanding.

Revenue Recognition:
We recognize revenue only when all of the following criteria have been met:

·	persuasive evidence of an arrangement exists;
·	use of the real property has taken place or services have been rendered;

·	the fee for the arrangement is fixed or determinable; and
·	collectability is reasonably assured.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes:

The Company estimates the annual tax rate based on projected taxable income or loss for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income or loss as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment may be required in determining the Company’s effective tax rate and in evaluating our tax positions.

The effective income tax rate was nil for the three and nine months periods ended March 31, 2015 and differed from the statutory rate, due primarily to the full reserve of net operating losses incurred by the Company in those periods.  For the nine month period ended March 31, 2015 a tax benefit of approximately $82,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses.  As of March 31, 2015 the Company had net operating losses of approximately $7,600,000 resulting in a deferred tax asset of approximately $2,960,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.  Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Given the acquisition of WCS, such limitation of the net operating losses has occurred, but the Company has not fully analyzed the effect at this time as the deferred tax asset is fully reserved.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated October 14, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from date of inception (September 9, 2013) to June 30, 2014 concerning the Company’s assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,396,283 which we have determined raises substantial doubt about the Company’s ability to continue as a going concern.

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

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The ability of the Company to continue as a going concern is dependent on our ability to raise adequate capital to fund operating losses until we are able to engage in profitable business operations, and the continuation of the current regulatory and enforcement environment. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing our services and meeting our obligations.

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

2.   Warrants

During the quarter ended March 31, 2015, 162,500 warrants have expired.

During the nine months ended March 31, 2015, the Company issued 262,770 shares of its common stock through the exercise of stock purchase warrants for total proceeds of $85,400.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provided services and the use of her facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  The lease term has not begun as of March 31, 2015 and no revenue associated with this lease has been recorded in the accompanying condensed consolidated financial statements.

As outside investments are being raised, the Chairman of the Board and the CEO have lent the Company $15,000; $10,000 and $5,000, respectfully, during the three months ended March 31, 2015.  This is an interim measure and these loans are considered short term with the intention of repaying them within 12 months.

4.  Subsequent Events

The Company has executed a Purchase and Sale Agreement for purchase of property known as Pioneer Business Park Lot 26 located in Eugene, Oregon.  The purchase price is $395,000.  On April 9, 2015 a 10% deposit was due to the Seller.  On April 9, 2015 $39,500 was paid to the Seller with the remainder of the purchase price due when ground is broken or one year from April 9, 2015, whichever comes first.  The $39,500 is a short term loan from the Chairman of the Board.  This location will allow the construction of three buildings.  The plan is to build in three separate phases.

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

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $7,460. The monthly fixed operating expenses are comprised of $665 for building security, $4,443 per month for the salaries of our CEO and CFO, approximately $565 in utilities, approximately $1,682 in property taxes and $104 for insurance.  Accordingly, expenses associated with maintaining the building are approximately $8,000 per month without depreciation. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Consolidated Statements of Operations for the periods indicated:
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
	(Unaudited)	(Unaudited)
Revenue	$11,322	$5,400
Operating expenses	45,705	-
Income (loss) from operations	(34,383)	5,400
Interest expense	13,022	-
Net income (loss)	$(47,405)	$5,400

Revenue – The Company generated $11,322 and $5,400 in revenue for the three months ended March 31, 2015 and 2014, respectively.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants, recognized on a straight-line basis over the term of the lease.

Operating Expenses – Operating expenses for the three months ended March 31, 2015 and 2014 totaled $45,705 and nil, respectively.   The majority of our operating expenses were comprised of wages, professional fees, rent and travel expense. In the prior period the company was primarily undergoing construction and therefore all expenses were capitalized, except for organizational expenses.

Interest Expense – Interest expense for the three months ended March 31, 2015 and 2014 totaled $13,022 and nil, respectively.  All interest expense for the quarter was related to the mortgages on the Company’s rental property. Interest was capitalized during the construction period for the three months ended March 31, 2015.

The following table sets forth certain items derived from our Condensed Consolidated Statements of Operations for the periods indicated:

	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014
	(Unaudited)	(Unaudited)
Revenue	$36,023	$7,300
Operating expenses	203,688	3,287
Income (loss) from operations	(167,665)	4,013
Interest expense	39,429	-
Net income (loss)	$(207,094)	$4,013

Revenue – The Company generated $36,023 and $7,300 in revenue for the nine months ended March 31, 2015 and 2014, respectively.  All revenue was derived through our subsidiary and was comprised primarily of monthly rental income from tenants, recognized on a straight-line basis over the term of the lease.

Operating Expenses – Operating expenses for the nine months ended March 31, 2015 and 2014 totaled $203,688 and $3,287, respectively.   The majority of our operating expenses were comprised of wages, professional fees, rent and travel expense. In the prior period the company was undergoing construction and therefore all expenses were capitalized, except for organizational expenses.

Interest Expense – Interest expense for the nine months ended March 31, 2015 and 2014 totaled $39,429 and nil, respectively.  All interest expense for the quarter was related to the mortgages on the Company’s rental property. Interest was capitalized during the construction period for the nine months ended March 31, 2015.

Liquidity and Capital Resource; Going Concern

At March 31, 2015, the Company had cash on hand of $9,467.  This is sufficient to sustain the day to day operations of the Company for approximately 30 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 30 days.

For the nine months ending March 31, 2015, the Company has received $85,400 from the exercise of common stock purchase warrants.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

 "Critical" accounting policies are defined to include those most important to the portrayal of a company's financial condition and results of operations, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
An accounting estimate is "critical" if both (1) it requires management to make assumptions about matters that are highly uncertain at the time of the estimate, and (2) different estimates that the company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations.
Valuation of Real Estate: We are a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key grow facilities to support cannabis growers in the United States cannabis industry. We own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to the tenants and owners.  Our major asset is the building located in Eagle Point, Oregon with a book value of approximately $1.2 million.
We arrived at this valuation by capitalizing the costs of construction, including interest expense during the construction phase.  We analyze the market for comparables in the Southern Oregon area.  This is to ensure that our valuation is not materially above market.  In the current Southern Oregon area the commercial real estate prices have consistently been increasing over the past year.  We believe this is directly due to the legalization of recreational marijuana which will become effective July 1, 2015.
Valuation of Receivables. We are subject to tenant defaults and bankruptcies at our property that could affect the collection of outstanding receivables. In order to mitigate these risks, we perform credit review and analysis on all commercial tenants and significant leases before they are executed. We evaluate the collectability of outstanding receivables and record allowances as appropriate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

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

As of and subsequent to March 31, 2015, the Company has not issued shares of its common stock.

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

Grow Condos, Inc.

By:_Wayne A. Zallen______________                                                                Date  May 19, 2015
                  Wayne A. Zallen, CEO

                             By:_Joann Z. Cleckner_____________                                                                    Date:  May 19, 2015
                                 Joann Z. Cleckner, CFO

Exhibit 31