Form 10-K
period 2015-06-30
GROW CONDOS, INC.
filed 2015-10-15
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The market value of the voting and non-voting common stock held by non-affiliates totaled $9,124,782 based upon a valuation of $0.39 per share, that being the closing price on December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 22, 2015, the registrant had 44,780,879 shares of common stock outstanding.

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

WCS Enterprises

Our wholly-owned subsidiary, WCS Enterprises, LLC (“WCS Enterprises”) is an Oregon limited liability company which was formed on September 9, 2013 and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS Enterprises resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business.

WCS Enterprises Business Operations

Through WCS Enterprises, we are a real estate purchaser, developer and manager of specific use industrial properties providing “Condo” style turn-key grow facilities to support cannabis growers in the United States cannabis industry. We intend to own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to the tenants and owners. We will offer tenants the option to lease, lease to purchase or buy their condo warehouse space that is divided into comparable 1,500- 2,500 square foot condominium units.  Each Condo unit will be uniquely designed and have all necessary resources as an optimum stand-alone grow facility. We believe that Cannabis farmers will pay an above market rate to lease or buy our condo grow facility. We will purchase and develop buildings that are divisible into separate units to attract multiple farmers and reduce the risk of single tenant leases. In addition to our “Condo” turn-key growing facilities we intend to provide marijuana grow consulting services and equipment and supplies as part of our turn-key offerings. We are aggressively out looking for our next property in the western area of the United States where medical cannabis has been legalized and where recreational cannabis has been or is in the process of legalization. Currently we have under contract land located in the Pioneer Business Park in Eugene, Oregon.  The Company is not directly involved in the growing, distribution or sale of cannabis.

Owned Properties

We have secured real estate in Eagle Point in Jackson County, Oregon representing our sole operating location.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 9,000 square feet grow facility leased to one tenant.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “GRWC”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 through 2015.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2013 through March 31, 2013	$ 0.25	$ 0.15

April 1, 2013 through June 30, 2013	$ 0.24	$ 0.15

July 1, 2013 through September 30, 2013	$ 0.48	$ 0.11

October 1, 2013 through December 31, 2013	$ 0.40	$ 0.10

January 1, 2014 through March 31, 2014	$ 0.75	$ 0.29

April 1, 2014 through June 30, 2014	$ 0.75	$ 0.40

July 1, 2014 through September 20, 2014	$ 1.25	$ 0.68

October 1, 2014 through December 31, 2014	$ 0.95	$ 0.52

January 1, 2015 through March 31, 2015	$ 0.50	$ 0.30

April 1, 2015 through June 30, 2015	$ 0.26	$ 0.09

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 185 not including an indeterminate number who may hold shares in “street name.”

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

During the fiscal year ended June 30, 2015, the Company issued an aggregate of 245,170 common shares to a total of 15 persons.  The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

Use of Proceeds from Registered Securities

Proceeds from the sale of securities issued during the fiscal year ended June 30, 2015 has been used wholly for operations.

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

Reverse Acquisition

On June 30, 2014, the Company entered into a definitive agreement with the members of WCS Enterprises LLC (“WCS”) for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of the Company’s common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of the Company by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of the Company’s common stock on June 30, 2014, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of the Company by virtue of holding approximately 44% of the Company’s voting stock.  In addition, on June 30, 2014, the Company’s CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of the Company.  In total, the WCS members hold 52.1% of the post-acquisition common stock of the Company and the Company’s officers are the former officers of WCS, making the transaction a reverse acquisition.

Financial Statements

The financial statements which are a part of this Report are as of June 30, 2015, and for the period from July 1, 2014 through June 30, 2015 (the “Relevant Period”).  The consolidated financial statements are those of WCS for the results of operations because of the reverse acquisition.  Following is management’s discussion and analysis of those financial statements.

Results of Operations

The consolidated financial statements demonstrate a loss from operations for the Relevant Period of $ 251,338.  Non-cash $ 28,147 in depreciation expense.

On June 30, 2014, the Company underwent the reverse acquisition as described above.   Accordingly, all Company revenue from business operations for the foreseeable future will come from the business operations of WCS which is now a subsidiary of the Company.

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $13,500.  The monthly, fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $4,500 per month for the salaries of our CEO and CFO and approximately $1,508 in utilities and insurance.  Accordingly, expenses associated with maintaining the building are $9,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

The Company has fixed monthly income from rents and option payments of approximately $7,100 per month which are paid to the Company by the tenants in our building.  It is projected that in twelve months from now, if the building is fully leased, monthly revenue will total $8,300 which will make the building self-sustaining since current expenses total $15,100 per monthly.

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

Liquidity and Capital Resources; Going Concern

As of the date of this report, the Company had cash on hand of approximately $42,700.  This is sufficient to sustain the day to day operations of the Company for approximately 90 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore it will be necessary to obtain additional capital from the sale of equity or debt securities.

The Company is seeking land on which to build warehouses.  The Company currently has under contract property in the Pioneer Business Park located in Eugene, Oregon.  Grow Condos, Inc. plans to build approximately 60,000 square feet of industrial warehouse condominiums for the cannabis industry at this location. This project will be built out in 3 phases. Phase one consists of the infrastructure and the first building of about 20,000 square feet. Phase two will be for the second 20,000 square foot building and Phase three will be the final 20,000 square foot building. As soon as all the plans are approved by the City of Eugene and building permits are issued, Grow Condos, Inc. plans to begin taking reservations for the units. If the demand is as strong as indicated in the current market, Phase two and Phase three might be combined into building both 20,000 square feet buildings at the same time. With the legalization of recreational marijuana in Oregon having taken place in 2015, we believe there is a great deal of demand for growing space and that Eugene is an excellent location..

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

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)

We have audited the accompanying consolidated balance sheet of Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) as of June 30, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) at June 30, 2015, and the results of its operations, changes in stockholders' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John Scrudato CPA

Califon, New Jersey

October 9, 2015

                                                                                                                                                                                                                                                                                                                                                                                             7 Valley View Drive Califon, New Jersey 07830
                                                                                                                                                                                                                                        Registered Public Company Accounting Oversight Board Firm

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
June 30, 2015 and 2014

ASSETS

	2015	2014
Current Assets
Cash and cash equivalents	$42,747	$155,153
Lease receivables	1,161	950
Prepaid expenses	5,450	404

Total Current Assets	49,358	156,507

Property and Equipment, net	1,257,368	1,201,850
Deposits	8,618	818

Total Assets	$1,315,344	$1,359,175

LIABILITIES AND EQUITY

Curretn Liabilities
Accounts payable, trade	70,036	35,851
Accrued liabilities	112,058	13,506
Mortgages payable, current portion	31,303	29,841

Total Current Liabilities	213,397	79,198

Mortgages payable, less current portion	967,054	997,948
Customer deposits	4,900	3,600
Deferred option revenue	21,400	3,900

Total Liabilities	1,206,751	1,084,646

Shareholder's Equity
Preferred stock, $.001par value, 5,000,000 shares	-	-
authorized none issued or outstanding
Common stock, $.001 par value, 45,000,000 shares	41,665	41,436
authorized 41,698,479 and 41,435,709 shares issued
and outstanding
Additional paid-in capital	11,507,455	11,422,282
Accumulated deficit	(11,440,527)	(11,189,189)

Total Shareholder's Equity	108,593	274,529

Total Liabilities and Shockholder's Equity	$1,315,344	$1,359,175

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended June 30, 2015 and 2014

	2015	2014

Rental revenues	$54,998	$11,750
Total revenues	54,998	11,750

Operating expenses	256,979	927,361
Impairment of goodwill		10,266,365

Gail/(Loss) from operations	(201,981)	(11,181,976)

Interest expense	49,357	7,213
Loss before provision for income taxes	(251,338)	(11,189,189)
Provision for income taxes	-	-
Net income/(loss)	$(251,338)	$(11,189,189)

Net loss per common share:
Basic and diluted	$0.01	$0.61

Weighted average common shares; basic and diluted	38,927,178	18,461,343

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
For the Years Ended June 30, 2015 and 2014

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at date of inception (Sept. 9, 2013	-	$-	$-	$-	$-

Founding contributed capital and debt forgiveness	18,369,000	18,369	142,662		161,031

Common Stock for cash and debt forgiveness	204,082	204	99,796		100,000

Common Stock for services	1,836,918	1,837	898,253		900,090

Shares issued in reverse acquisition	21,025,709	21,026	10,281,571		10,302,597

Net loss for the period ended June 20, 2014	-	-	-	(11,189,189)	(11,189,189)

Balance at September 30, 2014	41,435,709	$41,436	$11,422,282	$(11,189,189)	$274,529

Balance at June 30, 2014	41,435,709	$41,436	$11,422,282	$(11,189,189)	$274,529

Founding contributed capital and debt forgiveness	-				-

Common Stock for cash and debt forgiveness	-				-

Common Stock for services	-				-

Warrants Exercised for Common Stock	262,770	229	85,173		85,402

Net loss for the period ended September 30, 2014	-			(251,338)	(251,338)

Balance at June 30, 2015	41,698,479	$41,665	$11,507,455	$(11,440,527)	$108,593

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

GROW CONDOS, INC. and Subsidiary (f/k/a Fantastic Fans Inc. and Calibrus, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
From Date of Inception (September 9, 2013) through June 30, 2015

	For the twelve months ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(251,338)	$(11,189,189)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,872	20,043
Stock issued for services		900,090
Impairment of goodwill		10,266,365
Changes in assets and liabilities:
Deposits	(7,800)
Lease receivable	(211)	(950)
Prepaids	(5,046)	(404)
Accounts payable	34,975	3,805
Accrued expenses	(7,238)	3,842
Security deposit	1,300	3,600
Deferred options revenue	17,500	3,900

Net cash used by operating activities	(189,986)	11,102

Cash flows from investing activities:
Purchase of property and improvements	(83,390)	(294,946)
Cash acquired in reverse acquitition		76,774

Net cash used by investing activities	(83,390)	(218,172)

Cash flows from financing activities:
Proceeds from stockholders' loans	105,000	292,128
Repayments of stockholders' loans		(81,097)
Repayments of mortgage	(29,420)	(18,808)
Proceeds from mortgages		120,000
Security deposit
Sale of common stock		50,000
Exercise of warrants	85,390

Net cash provided by financing activities	160,970	362,223

Net increase (decrease) in cash and cash equivalents	(112,406)	155,153

Cash and cash equivalents at beginning of period	155,153	-

Cash and cash equivalents at end of period	$42,747	$155,153

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$49,357	$3,371
Taxes	$7,551	$-

Supplemental disclosure of non-cash investing and financing items		$926,597
Building purchase and assumption of mortgage		$211,031
Stockholders' loans converted to equity

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

Lease Receivables

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2015, an allowance for doubtful accounts was recorded in the amount of $ 2,861.00.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment In and Valuation of Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition (excluding acquisition related expenses), construction costs, and mortgage interest during the period the facilities are under construction and prior to readiness for occupancy, and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.

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

  Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

	persuasive evidence of an arrangement exists;
	use of the real property has taken place or services have been rendered;

	the fee for the arrangement is fixed or determinable; and
	collectability is reasonably assured.

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

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments to be received under non-cancelable real property leases are as follows as of June 30, 2014 for the fiscal year ending in:

2016                                                $36,900
2017                                                  29,700
2018                                                  42,000
Total                                           $   108,600

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was de minimis for the fiscal year ended June 30, 2015.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;


Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and


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

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Oregon.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

Deferred income taxes are provided using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Net deferred  tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates at the date of enactment.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  During the period from inception (September 9, 2013) through June 30, 2015, there were no interest or penalties incurred related to income taxes.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2010, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

June 30,
2015

Net loss	$(251,338)

Weighted average number of common shares
used in basic earnings per share	38,927,178

Effect of dilutive securities:
Stock options	-
Stock warrants	-

Weighted average number of common shares
and dilutive potential common stock used in
diluted loss per share	38,927,178

All dilutive common stock equivalents are reflected in our net loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  At June 30, 2015, the Company had no outstanding options.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company has no stock-based compensation plans in place at the present time.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,440,527, which we have determined raises substantial doubt about the Company’s ability to continue as a going concern.

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

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and improvements consisted of the following as of June 30, 2015:

Buildings and improvements	$1,149,707
Land	155,576
1,305,283
Less: accumulated depreciation	(47,915)
$1,257,368

 After the building was available for its intended use, and through June 30, 2015, $47,915 of depreciation expense was recorded.

NOTE 3 – CONCENTRATIONS OF RISK

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2014, the Company had no uninsured cash and cash equivalents

NOTE 4 – MORTGAGES PAYABLE

As of June 30, 2015, we had two mortgages payable, both to the People’s Bank of Commerce in Medford, Oregon, secured by all of our land, buildings and improvements.  The mortgages payable were comprised of the following:

Bank term loan, prime rate plus 1.75%, currently 5%, P&I payments of $5,946 due monthly, balloon payment of $802,294 due June 28, 2018, secured by property	$884,910

Bank term loan, prime rate plus 3.00%, currently 6.25%, P&I payments of $833 due monthly, balloon payment of $104,329 due October 15, 2018, secured by property	113,446

Less: current portion	(31,303)
$967,054

Future maturities of long term debt are as follows as of June 30, 2015 for the fiscal year ending in:

2016                                                  31,302
2017                                                  33,588
2018                                                828,678
2019                                                104,788
               Total                               $998,356

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At June 30,2015, deferred tax assets consist of the following:

Current portion:
Net operating loss carryforwards	$3,171,000

3,171,000
Less: valuation allowance	(3,171,000)

Deferred tax asset-current portion	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2015, the Company has net federal operating loss carry forwards of approximately $7.5 million and state net operating loss carry forwards of approximately $4.75 million.

The Company has established a valuation allowance as of June 30, 2015in the approximate amount of $3,171,000. The valuation allowance is equal to the full amount of the net deferred tax asset due primarily to the uncertainty of the utilization of operating losses in future periods.  Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Given the acquisition of WCS, such limitation of the net operating losses may have occurred, which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state statutory income tax rates to pretax income from operations for the period from the date of inception (September 9, 2013) to June 30, 2015 due to the following:

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

Operating Leases

There are no operating leases as of June 30, 2015.

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

During the fiscal year ended June 30, 2015, the Company issued an aggregate of 245,170 common shares to a total of 15 persons.

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

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  The lease term has not begun as of June 30, 2015 and no revenue associated with this lease has been recorded in the accompanying financial statements.

NOTE 9 – SUBSEQUENT EVENTS

After June 30, 2015, the Company issued 3,100,000 shares of Common Stock to Dan Rogers for his tenure serving on the Board of Directors and to Joann Cleckner, CFO for her tenure as CFO, Secretary and Treasurer of the Corporation.

Jeff Holmes resigned effective August 7, 2015 as a Director and Chairman of the Board.  Daniel Rogers resigned effective September 23, 2015 as a Director.  Pursuant to Section 3.11(a) of the By Laws, the Board appointed David Tobias as a Director effective September 25, 2015.

The company was awarded a judgment in Small Claims Court of Jackson County against a former lessee.  The cash award was for repair of damages to the unit when it was abandoned.  The former lessee appears to be “judgment proof” and the probability of collection is slight.

Effective September 17, 2015 Semple, Marchal and Cooper, LLC (SMC)  agreed to sever their business relationship with both WCS Enterprise, LLC and Grow Condos, Inc.  At that time there was an outstanding balance of approximately               $ 71,469.00 due to SMC which SMC has agreed to liquidate upon the issuance of 900,000 shares of common stock by Grow Condos, Inc. to SMC.  As of October 14, 2015 the shares have yet to be issued as Grow Condos is in the process of increasing the total amount of common shares to 100,000,000.

GROW CONDOS, INC. and Subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 6, 2015 The United States Securities and Exchange Commission accepted Grow Condos, Inc. Form 14-C filing.  The purpose of the filing was to give notice of an amendment to the articles of incorporation to set the number of authorized shares of capital stock to 100,000,000 common shares and 10,000,000 preferred shares.  Additionally to give notice of the approval of a reverse stock split of all our authorized and outstanding common stock at a ratio of 1-for-20 to be effected on a date within one year of the date of the mailing hereof as determined by the Board of Directors with all fractional shares to be rounded up to the next whole number.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2015.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

Changes in Internal Control Over Financial Reporting

We established our internal control over financial reporting during the period from the date of inception (September 9, 2013) to June 30, 2015.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Wayne A. Zallen	President, CEO and Director	July 22, 2014	*
Joann Z. Cleckner	Secretary, Treasurer and CFO	July 22, 2014	*
Carl S. Sanko	Director	July 22, 2014	*
David Tobias	Director	September 25, 2015	*

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

David Tobias - Mr. Tobias has served as President of Wild Earth Naturals since May, 2013.  He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014.  Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leader ship experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.  Mr. Tobias is also currently serving on the board of directors of Cannabis Sativa, Inc., a company subject to the reporting requirements of Section 13 of the Securities Act of 1933.

Significant Employees

Grow Condos has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Family Relationships

Our Chief Executive Officer and our Chief Financial Officer are siblings.

Involvement in Other Public Companies Registered Under the Exchange Act

See resume of David Tobias.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2015, there were no late filings, no failures to make filings and no unreported transactions during the period.

Code of Ethics

We have adopted a Code of Conduct for our Principal Executive and Financial Officers. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the fiscal year period ended June 30, 2015, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

We have adopted an audit committee separate from our Board of Directors consisting of Audit Committee Chairman, and Carl Sanko, CPA.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary($)	All other Compensation($)(3)(4)	Total($)
Wayne A. Zallen, CEO (1)	2015	$30,000	0	$30,000
	Transition Period	0	0	0
	2013	0	0	0

Joann Z. Cleckner, CFO (1)	2015	$9,000	0	$9,000
	Transition Period	0	0	0
	2013	0	0	0

Jeff W. Holmes, CEO (2)	2015	0	0	0
	Transition Period	78,722	188,786	267,508
	2013	153,722	2,406	156,128

Greg W. Holmes, President (2)	0	0	0	0
	Transition Period	65,265	123,078	188,343
	2013	132,765	3,706	136,471

Kevin J. Asher, CFO (2)	0	0	0	0
	Transition Period	36,371	100,000	136,371
	2013	92,622	2,659	95,281

(1)  Beginning in July, 2014, Mr. Zallen has been salaried at the rate of $2,500 per month. Beginning January 2015, Ms. Cleckner has been salaried at the rate of $1,500 per month.
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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of October 14, 2015:

Ownership of Principal Shareholders
Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Wayne A. Zallen 722 W. Dutton Road Eagle Point, OR 97524	18,384,000 Direct	41.1%

(1) Based on a total of 41,567,494 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of September 20, 2015:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	18,384,000 Direct	41.1%
Common Stock	Joann Z. Cleckner 722 W. Dutton Road Eagle Point, OR 97524	3,000,000 Direct	6.7%
Common Stock	Carl S. Sanko 18301 Ghost Town St Tehachapi, CA 93561	0	0%
Common Stock	Total Officers and Directors as a group (3 persons)	21,384,000 Direct	47.8%

(1) Based on a total of 44,780,879 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

There are currently no securities authorized for issuance under Equity Compensation Plans.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2013 and during the Transition Period:

Fee Category	2013	Transition Period	2015
Audit Fees	$57,000	$3,850	$78,923
Audit-related Fees	-	-	-
Tax Fees	2,900	-	-
All Other Fees	-	-	-
Total Fees	$59,900	$3,850	$78,923

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the Fiscal Year ended June 30, 2015 contained in Item 8 above which are incorporated herein by this reference.

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

/s/ Wayne A. Zallen
Wayne A. Zallen, President and CEO
Date:  October 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne A. Zallen
Wayne A. Zallen, President, CEO and Director
Date: October 15, 2015

/s/ Joann Z. Cleckner
Joann Z. Cleckner, Secretary, CFO, and Principal Accounting Officer
Date: October 15, 2015

/s/ Carl S. Sanko
Carl S. Sanko, Director
Date: October 15, 2015