Form 10-Q
period 2015-09-30
GROW CONDOS, INC.
filed 2015-11-16
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
or

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

The number of shares of the issuer’s Common Stock outstanding as of November 12, 2015 is 44,798,479.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
as of September 30, 2015 and June 30, 2015

ASSETS
	September 30	June 30,
	2015	2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$12,937	$42,747
Lease receivables	1,032	1,161
Prepaid expenses	2,926	5,450

Total Current Assets	16,895	49,358

Property and Equipment, net	1,250,311	1,257,368
Deposits	8,618	8,618

Total Assets	$1,275,824	$1,315,344

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable, trade	69,993	70,036
Accrued liabilities	109,475	112,058
Mortgages payable, current portion	23,490	31,304

Total Current Liabilities	202,958	213,398

Mortgages payable, less current portion	965,131	967,053
Customer deposits	4,900	4,900
Deferred option revenue	10,900	21,400

Total Liabilities	1,183,889	1,206,751

Shareholder's Equity
Preferred stock, $.001par value, 5,000,000 shares	-	-
authorized none issued or outstanding
Common stock, $.001 par value, 45,000,000 shares	44,765	41,665
authorized 44,798,479 and 41,698497 shares issued
and outstanding
Additional paid-in capital	11,507,455	11,507,455
Accumulated deficit	(11,460,285)	(11,440,527)

Total Shareholder's Equity	91,935	108,593

Total Liabilities and Shockholder's Equity	$1,275,824	$1,315,344

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30 2015 and 2014
(Unaudited)

	2015	2014
	(Unaudited)

Rental revenues	$36,783	$8,850
Total revenues	36,783	8,850

Operating expenses	39,844	57,416

Gain/(Loss) from operations	(3,061)	(48,566)

Interest expense	16,697	13,137
Loss before provision for income taxes	(19,758)	(61,703)
Provision for income taxes	-	-
Net income/(loss)	$(19,758)	$(61,703)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares; basic and diluted	41,691,212	41,474,444

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. and Subsidary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)
	For the Three Months Ended
	2015	2014
Cash flows from operating activities:	(Umaudited)
Net loss	$(19,758)	$(61,703)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,057	7,075
Stock issued for services	3,108
Impairment of goodwill
Changes in assets and liabilities:
Deposits	-
Lease receivable	129	(1,330)
Prepaids	2,524	(959)
Accounts payable	(43)	(17,640)
Accrued expenses	(2,583)	(3,842)
Security deposit	-	-
Deferred options revenue	(10,500)	3,000

Net cash used by operating activities	(20,066)	(75,399)

Cash flows from investing activities:
Purchase of property and improvements	-	(32,609)

Net cash used by investing activities	-	(32,609)

Cash flows from financing activities:
Repayments of mortgage	(9,744)	(9,453)
Exercise of warrants		40,924
Sale of common stock

Net cash provided by financing activities	(9,744)	31,471

Net increase (decrease) in cash and cash equivalents	(29,810)	(76,537)

Cash and cash equivalents at beginning of period	42,747	155,153

Cash and cash equivalents at end of period	$12,937	$78,616

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$16,697	$13,137
Taxes	$-	$-

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements as of September 30, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2015, and the results of our operations and cash flows for the periods presented. The June 30, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended September 30, 2015, all potentially dilutive securities are anti-dilutive due to the Company’s losses from operations.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of September 30, 2015 the Company had no outstanding options and no outstanding warrants.

Income Taxes:

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated October 9, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2014 to June 30, 2015 concerning the Company’s assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,460,285, which we have determined raises substantial doubt about the Company’s ability to continue as a going concern.

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

2.   Warrants

As of September 30, 2015 the Company had no outstanding options and no outstanding warrants.

During the quarter ended September 30, 2015, the Company issued no shares of its common stock through the exercise of stock purchase warrants.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provided services and the use of her facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  As of July 1, 2015, the lease term has begun on two of the five units.  The lease term has not begun as of September 30, 2015 on the remaining three units and no revenue associated with these three units has been recorded in the accompanying financial statements.

4.  Subsequent Events

Pioneer Business Park:

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

Increase in Authorized Shares of Capital Stock:

Our Board and the Majority Stockholders authorized the common stock change to set the number of authorized shares of capital stock the Company shall authority to issue at 100,000,000 common shares and 10,000,000 preferred shares. This will increase the number of authorized common shares the corporation may issue from 45,000,000 to 100,000,000 and the number of authorized preferred shares the corporation may issue from 5,000,000 to 10,000,000.

The additional shares of common stock available for issue would be part of the existing class of common stock, if and when issued. These shares would have the same rights and privileges as the shares of common stock currently outstanding. Holders of the Company’s common stock do not have preemptive rights to subscribe for and purchase any new or additional issues of common stock or securities convertible into common stock.

At the present time there are no shares of preferred stock issued and outstanding and no rights and preferences for any series of preferred stock have been designated. Therefore, the increase in authorized shares of preferred stock will merely increase the number of preferred shares the corporation would have available if and when it should ever designate a series of preferred shares and designate rights and preferences therefore.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management believes that an increase in the capital stock available for issuance is in the best interests of the Company and its stockholders. The purpose of increasing the number of authorized shares of capital stock is to have shares available for issuance for such corporate purposes as the Board may determine in its discretion, including, without limitation:

• conversion of convertible securities;
• future acquisitions;
• investment opportunities;
• stock dividends or distributions;
• increases pursuant to our stock plans; and
• future financings and other corporate purposes.

Although the Company is actively discussing financing alternatives which may result in the issuance of additional shares of common stock, the Company has no such plans, proposals, or arrangements, written or otherwise, at this time to issue any of the newly available authorized shares of common stock.  Since 44,780,879 of our 45,000,000 authorized shares are currently outstanding, our ability to issue additional shares without the proposed amendment is clearly extremely limited.

Reverse Stock Split:

Our board of directors has adopted a resolution authorizing, but not requiring, a reverse split of our common stock at a ratio of 1-for-20.

Reason(s) for stock split:

•
The reverse stock split is intended to increase the per share stock price of our common stock. As of September 29, 2015, the last reported closing price of our common stock was $0.11 per share. Our board of directors believes that if we are successful in maintaining a higher price per share of our common stock, we will be able to generate greater interest among investors and institutions. If we are successful in generating such interest, we anticipate that our common stock would have greater liquidity and a stronger investor base. Our board also believes that many brokers are unwilling to accept for deposit shares with prices below $0.25.  We believe that affecting the reverse stock split will help us achieve such minimum price and allow us to meet the minimum share price requirement for additional brokers and benefit our shareholders. However, the effect of the reverse stock split, if any, upon the sustained stock price for our common stock cannot be predicted, and the history of similar reverse stock splits for companies like us is varied. Further, it cannot be assure that the stock price of our common stock after the reverse stock split will be maintained in proportion to the reduction in the number of shares of common stock outstanding as a result of the reverse stock split because, among other things, the stock price of our common stock may be based on our performance and as well as other factors such as market conditions that are beyond our control. Although we believe the reverse stock split is necessary to enable us to increase the per share stock price of our common stock, we cannot assure you that if we effect the reverse stock split that those objectives will be accomplished.

• The Company currently has 45 million shares of common stock authorized and has issued, or committed to issue, substantially all of those shares when reserves for outstanding convertible securities are included. As of September 29, 2015, 44,780,897 common shares are issued and outstanding. We also require additional shares to reserve for other convertible securities. The Board approved the reverse stock split while concurrently increasing the number of authorized shares of common stock to ensure that the Company has sufficient shares available for general corporate purposes including, without limitation, acquisitions, establishing strategic partnerships, equity financings, providing equity incentives to employees, and other recapitalizations. From time to time the Company considers these types of transactions as market conditions or other opportunities arise. Further, the Company is in need of capital to execute its business plan, and continues to actively consider capital raising transactions which would require common stock which will become available as a result of the reverse split.

Principal Effects of the Reverse Split In the event our board of directors determines to effect the reverse stock split, we will publicly announce the reverse split and the exact number of shares in the range previously approved by the Board. The par value of our common stock and preferred stock will remain at $0.0001 and $.01 per share, respectively. In the event the reverse stock split and preferred amendment is later affected by our board, it will apply simultaneously for all outstanding shares of our common stock and preferred stock. The reverse stock split will affect all of our common stockholders uniformly and will not affect any stockholders percentage ownership interest in the Company, except to the extent that the reverse stock split results in any of our stockholders owning a fractional share, in which case such fractional share will be rounded up to the next whole share. Stock issued pursuant to the reverse stock split will remain fully paid and non-assessable. The reverse stock split will not affect our ongoing reporting obligations under the Securities Exchange Act of 1934, as amended. As shown in the table below, in the event the reverse stock split is effected, one of the results will be to effectively increase the proportion of authorized shares of common stock and preferred stock which are unissued relative to those which are issued. The following table provides estimates as of September 29, 2015 of the number of shares of our common and preferred stock (a) authorized, (b) outstanding, and (c) available for issuance at the following times: (i) prior to any reverse stock split; (ii) in the event the reverse stock split is affected; and (iii) assuming the increase in authorized shares in the first amendment:

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Shares Authorized                                 Shares Outstanding                                Shares available for Issuance
Prior to                           45,000,000                                                44,780,879                                                         219,121
any action

After the                       45,000,000                                                   2,239,044                                                      42,760,956
Reverse Split

After the
Reverse Split
and increase
in Authorized              100,000,000                                                  2,239,044                                                       97,760,956

Accounting Matters of Reverse Stock Split: The reverse stock split will not affect the par value of our common or preferred stock, which will remain $0.001 and $.01 par value per share, respectively. As a result, at the effective time of the reverse stock split, the stated capital attributable to common and preferred stock and the additional paid-in capital account on our balance sheet will not change. Reported per share net income or loss will be higher because there will be fewer shares of stock outstanding.

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

Our wholly-owned subsidiary, WCS Enterprises, LLC (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013, began operations in October 2014, and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS resulted in a change of control of the Company and at or shortly after the closing of such acquisition; the persons designated by WCS became the officers and directors of the Company.  As a result of our acquisition of WCS in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business and continue to develop and operate our social networking projects.

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

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $14,288.  The monthly fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $4,443 per month for the salaries of our CEO and CFO , approximately $565 in utilities, approximately $1,682 in property taxes and $104 for insurance.  Accordingly, expenses associated with maintaining the building are $8,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

The Company has fixed monthly income from rents and option payments of approximately $7,000 per month which are paid to the Company by the tenants in our building.  It is projected that when the building is fully leased and all tenants are paying monthly lease payments assuming current market rates, monthly revenue will total $19,250 which will make the building self-sustaining since current expenses total $8,000 per month.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the period indicated:

	September 30,	September 30,
	2015	2014
	(Unaudited	(Unaudited)
Revenue	$36,783	$8,850
Operating Expenses	39,844	57,416
Loss from operations	(3,061)	(48,566)
Interest Expense	(16,697)	(13,137)
Net Loss	$(19,758)	$(61,703)

Revenue – The Company generated $36,783 in revenue for the three months ended September 30, 2015.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants and forfeit of $12,000 in option monies by one tenant who moved out.

Operating Expenses – Operating expenses for the three months ended September 30, 2015 totaled $39,844.   The majority of our operating expenses were comprised of wages, professional fees, rent and travel expense.

Interest Expense – Interest expense for the three months ended September 30, 2014 totaled $16,697.  All interest expense for the quarter was related to the mortgages on the Company’s rental property.

Liquidity and Capital Resource; Going Concern

At September 30, 2015, the Company had cash on hand of $12,937.  This is sufficient to sustain the day to day operations of the Company for approximately 60 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 60 days.

For the three months ending September 30, 2015, the Company has received no proceeds from the exercise of common stock purchase warrants.

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

In their report dated October 9, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2014 to June 30, 2015 concerning the Company’s assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of the Company operating with an industry that is illegal under federal law, we have yet to achieve profitable operations, we have a significant accumulated deficit and are dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to September 30, 2015, the Company has not issued shares of its common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

       Not Applicable

Item 5.	Other Information.

Effective November 1, 2015, the Company entered into an employment agreement with its chief executive officer, Wayne A. Zallen.  The term of the agreement is five years.  Pursuant to the agreement, Mr. Zallen will receive an annual salary of $250,000.  Mr. Zallen received a signing bonus of 5,000,000 shares of preferred stock.  The complete employment agreement with all terms and conditions is attached to this quarterly report on Form 10-Q as Exhibit 10.1.

Effective November 1, 2015, the Company entered into an employment agreement with its chief financial officer, Joann Z Cleckner.  The term of the agreement is approximately three and one-half years.  Pursuant to the agreement, Ms. Cleckner will receive an annual salary of $150,000 and a monthly car allowance of $600.  The complete employment agreement with all terms and conditions is attached to this quarterly report on Form 10-Q as Exhibit 10.2.

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

Grow Condos, Inc.

By:/s/ Wayne A. Zallen                                                                                              Date:  November 16, 2015
     Wayne A. Zallen, CEO

By: /s/ Joann Z. Cleckner                                                                                            Date:  November 16, 2015
     Joann Z. Cleckner, CFO