Form 10-Q
period 2015-12-31
GROW CONDOS, INC.
filed 2016-02-16
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2015
or

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

541-879-0504
 (Registrant's telephone number, including area code)

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

The number of shares of the issuer's Common Stock outstanding as of February 3, 2016 is 28,284,924.

PART I – FINANCIAL INFORMATION
Item 1.                  Financial Statements.
Condensed  Consolidated Balance Sheets – As of December 31, 2015 (Unaudited)  and June 30, 2015
Condensed Consolidated Statements of Operations (Unaudited) – Three and Six Months Ended December 31, 2015 and 2014
Condensed Consolidated Statement of Cash Flows (Unaudited) – Six Months Ended December 31, 2015 and 2014
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.
Item 4.                  Controls and Procedures.
PART II – OTHER INFORMATION
Item 1.                    Legal Proceedings.
Item 1A.                    Risk Factors.
Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.                    Defaults Upon Senior Securities.
Item 4.                    Mine Safety Disclosures.
Item 5.                    Other Information.
Item 6.                    Exhibits.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
as of December 31, 2015 and June 30, 2015
(Unaudited)

ASSETS
	December 31,	June 30,
	2015	2015
Current Assets
Cash and cash equivalents	$3,487	$42,747
Lease receivables	1,162	1,161
Prepaid expenses	17,316	5,450

Total Current Assets	21,965	49,358

Property and Equipment, net	1,243,253	1,257,368
Deposits	8,618	8,618

Total Assets	$1,273,836	$1,315,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, trade	27,294	70,036
Accrued liabilities	191,792	112,058
Mortgages payable, current portion	7,830	31,304

Total Current Liabilities	226,916	213,398

Mortgages payable, less current portion	976,411	967,053
Customer deposits	4,900	4,900
Deferred option revenue	12,400	21,400

Total Liabilities	1,220,627	1,206,751

Shareholder's Equity
Preferred stock, $.001 par value, 10,000,000 shares	-	-
authorized none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares	29,185	2,085
authorized 28,284,924 and 2,084,925 shares issued
and outstanding
Additional paid-in capital	11,600,504	11,547,035
Accumulated deficit	(11,576,480)	(11,440,527)

Total Shareholder's Equity	53,209	108,593

Total Liabilities and Shockholder's Equity	$1,273,836	$1,315,344

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Rental revenues	$23,783	$9,960	60,566	24,700
Total revenues	23,783	9,960	60,566	24,700

Operating expenses	129,815	57,415	169,659	157,987

Gain/(Loss) from operations	(106,032)	(47,455)	(109,093)	(133,287)

Interest expense	10,162	13,137	26,859	26,469
Loss before provision for income taxes	(116,194)	(60,592)	(135,952)	(159,756)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(116,194)	$(60,592)	(135,952)	(159,756)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.08)

Weighted average common shares; basic and diluted	16,056,663	2,073,722	9,705,689	2,073,722

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. and Subsidary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2015 and 2014
(Unaudited)
	For the Six Months Ended December 31, 2015	For the Six Months Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(135,952)	$(159,756)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,113	11,226
Stock issued for services	-	-
Impairment of goodwill	-	-
Changes in assets and liabilities:
Deposits	-	-
Lease receivable {neg}	-	(16,552)
Prepaids {neg}	(11,866)	(9,055)
Accounts payable	(42,742)	8,858
Accrued expenses	79,734	(3,842)
Security deposit	-	2,100
Deferred options revenue	(9,000)	6,000
Other current liabilities	-	2,550
Net cash used by operating activities {sum}	(105,713)	(158,471)

Cash flows from investing activities:
Purchase of property and improvements {neg}	-	(36,534)

Net cash used by investing activities {sum}	-	(36,534)

Cash flows from financing activities:
Repayments of mortgage {neg}	(14,126)	(16,742)
Repayment of debt {neg}	80,579	-
Exercise of warrants	-	85,400
Sale of common stock	-	-

Net cash provided by financing activities {sum}	66,453	68,658

Net increase (decrease) in cash and cash equivalents {sum}	(39,260)	(126,347)

Cash and cash equivalents at beginning of period {start}	42,747	155,153

Cash and cash equivalents at end of period {end}	$3,487	$28,806

Supplemental disclosure of cash flow information:

Cash paid during the period for:Interest	$10,162	$13,137
Cash paid during the period for:Taxes	-	-

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Summary of Significant Accounting Policies and Use of Estimates:
Presentation of Interim Information:
The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. ("we", "us", "our" or "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements as of December 31, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2015, and the results of our operations and cash flows for the periods presented. The June 30, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Interim results are subject to significant seasonal variations and the results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year.
Nature of Corporation:
Grow Condos, Inc. ("GCI" or the "Company") (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) was incorporated on October 22, 1999, in the State of Nevada.  Recently, GCI, through Fanatic Fans Inc., had made a decision to focus on its Social Networking operations which includes Fanatic Fans, a mobile smartphone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.  Then Fanatic Fans Inc. management decided to combine operations with WCS Enterprises, LLC ("WCS").
Our subsidiary, WCS is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponic grow facilities to support cannabis farmers. WCS intends to own, lease, sell and manage multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.
On June 30, 2014, GCI entered into a definitive agreement (the "Agreement") with the members of WCS for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of GCI's common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of GCI by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of GCI common stock on June 30, 2014, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of GCI by virtue of holding approximately 44% of GCI's voting stock.  In addition, on June 30, 2014, the GCI CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of GCI.  In total, the WCS members hold 51.67% of the post-acquisition common stock of GCI and GCI's officers are the former officers of WCS, making the transaction a reverse acquisition.

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
Basis of Presentation:
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").
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
Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended December 31, 2015, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of December 31, 2015 the Company had no outstanding options and no outstanding warrants.
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

Going Concern:
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated October 9, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2015 to December 31, 2015 concerning the Company's assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,576,480, which we have determined raises substantial doubt about the Company's ability to continue as a going concern.

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

Management's plans to address these matters include maintaining an awareness of the current regulatory and enforcement environment, controlling costs, evaluating our projected expenditures relative to our available cash and evaluating additional means of financing in order to satisfy our working capital and other cash requirements. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.   Warrants
As of December 31, 2015 the Company had no outstanding options and no outstanding warrants.
During the quarter ended December 31, 2015, the Company issued no shares of its common stock through the exercise of stock purchase warrants.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provided services and the use of her facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  As of July 1, 2015, the lease term has begun on two of the five units.  The lease term has not begun as of December 31, 2015 on the remaining three units and no revenue associated with these three units has been recorded in the accompanying financial statements.

4. Common and Preferred Stock

Increase in Authorized Shares of Capital Stock:
Our Board and the holder of a majority of our shares entitled to vote thereon authorized the increase of the number of shares of Common Stock the Company is authorized to issue from 45,000,000 to 100,000,000 shares and the number of authorized preferred shares the corporation may issue from 5,000,000 to 10,000,000 shares.
The additional shares of common stock available for issue would be part of the existing class of common stock, if and when issued. These shares would have the same rights and privileges as the shares of common stock currently outstanding. Holders of the Company's common stock do not have preemptive rights to subscribe for and purchase any new or additional issues of common stock or securities convertible into common stock.
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
Management believes that an increase in the capital stock available for issuance is in the best interests of the Company and its stockholders. The purpose of increasing the number of authorized shares of capital stock is to have shares available for issuance for such corporate purposes as the Board may determine in its discretion, including, without limitation:
•conversion of convertible securities;
•future acquisitions;
•investment opportunities;
•stock dividends or distributions;
•increases pursuant to our stock plans; and
•future financings and other corporate purposes.

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

Reverse Stock Split:
Our board of directors and the holders of a majority of the shares of Common Stock entitled to vote thereon have adopted a resolution authorizing, but not requiring, a reverse split of our common stock at a ratio of 1-for-20.  As a result of such reverse stock split, which was affected on October 18, 2015, the number of shares issued and outstanding was decreased from 44,780,879 to 2,309,044 with all fractional shares rounded up.

Common stock issued during the period ended September 30, 2015:

During the period ended September 30, 2015, the Company issued 1,100,000 shares of pre-split common stock for Board of Director Services.

Common stock issued during the period ended December 31, 2015:

During the period, the Company issued 900,000 shares of common stock to extinguish debt in the amount of $71,469 and 1,000,000 shares of common stock for consulting services.

Preferred stock issued during the period ended December 31, 2015:

During the period, the Company issued 5,000,000 shares of preferred stock to the CEO.  The shares were immediately converted to common shares at a ratio of 5:1.

5.  Subsequent Events
Pioneer Business Park:
The Company has executed a Purchase and Sale Agreement for purchase of property known as Pioneer Business Park Lot 26 located in Eugene Oregon.  The purchase price is $395,000.  On April 9, 2015 a 10% deposit was due to the Seller.  On April 9, 2015 $39,500 was paid to the Seller with the remainder of the purchase price due when ground is broken or one year from April 9, 2015, whichever comes first.  This location will allow the construction of three buildings.  The plan is to build in three separate phases.  On February 4, 2016 the CEO, Wayne Zallen loaned GCI $10,000.00 which was used to increase the non-refundable deposit for this property in order to extend the close from December 31, 2015 to date to February 28, 2016.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is management's discussion and analysis of certain significant factors affecting the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.
Overview
On June 30, 2014, GCI entered into a definitive agreement (the "Agreement") with the members of WCS for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of GCI's common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of GCI by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of GCI common stock on June 30, 2014, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of GCI by virtue of holding approximately 44% of GCI's voting stock.  In addition, on June 30, 2014, the GCI CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of GCI.  In total, the WCS members hold 51.67% of the post-acquisition common stock of GCI and GCI's officers are the former officers of WCS, making the transaction a reverse acquisition.
Our wholly-owned subsidiary, WCS Enterprises, LLC ("WCS") is an Oregon limited liability company which was formed on September 9, 2013, began operations in October 2014, and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS resulted in a change of control of the Company and at or shortly after the closing of such acquisition; the persons designated by WCS became the officers and directors of the Company.  As a result of our acquisition of WCS in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business and continue to develop and operate our social networking projects.

Through WCS, we are a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key grow facilities to support cannabis growers in the United States cannabis industry. We intend to own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to the tenants and owners. We will offer tenants the option to lease, lease to purchase or buy their condo warehouse space that is divided into comparable 1,500- 2,500 square foot condominium units.  Each Condo unit will be uniquely designed and have all necessary resources as an optimum stand-alone grow facility. We believe that Cannabis farmers will pay an above market rate to lease or buy our condo grow facility. We will purchase and develop buildings that are divisible into separate units to attract multiple farmers and reduce the risk of single tenant leases. In addition to our "Condo" turn-key growing facilities, we intend to provide marijuana grow consulting services and equipment and supplies as part of our turn-key offerings. We are aggressively looking for our next property in the western area of the United States where medical cannabis has been legalized and where recreational cannabis has been or is in the process of legalization. The Company is not directly involved in the growing, distribution or sale of Cannabis.
At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $48,458.  The monthly fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $38,333 per month for the salaries of our CEO and CFO , approximately $565 in utilities, approximately $1,682 in property taxes and $384 for insurance.  Accordingly, expenses associated with maintaining the building are $10,125 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.
The Company has fixed monthly income from rents and option payments of approximately $7,654 per month which are paid to the Company by the tenants in our building.  It is projected that when the building is fully leased and all tenants are paying monthly lease payments assuming current market rates, monthly revenue will total $19,250 which will make the building self-sustaining since current expenses total $10,125 per month.
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
Results of Operations
The following table sets forth certain items derived from our Condensed Statements of Operations for the period indicated:
	December 31	December 31
	2015	2014
	(Unaudited	(Unaudited)
Revenue	$ 60,566	$ 24,700
Operating Expenses	169,659	157,987
Loss from operations	(109,093)	(133,287)
Interest Expense	(26,859)	(26,469)
Net Loss	$ (135,952)	$ (159,756)
Revenue – The Company generated $60,566 in revenue for the six months ended December 31, 2015.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants and forfeit of $12,000 in option monies by one tenant who moved out.

Operating Expenses – Operating expenses for the six months ended December 31, 2015 totaled $169,659.   The majority of our operating expenses were comprised of wages, professional fees, rent.
Interest Expense – Interest expense for the six months ended December 31, 2015 totaled $26,859.  All interest expense related to the mortgages on the Company's rental property.
Liquidity and Capital Resource; Going Concern
At December 31, 2015, the Company had cash on hand of $3,487.  This plus the January 2016 rents due is sufficient to sustain the day to day operations of the Company for approximately 30 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 30 days.

For the six months ending December 31, 2015, the Company has received no proceeds from the exercise of common stock purchase warrants.

Land the Company is seeking to purchase for building additional condos for use by the Company are expecting to cost approximately $1,000,000 each after improvements.  The Company hopes to acquire four such properties during the coming 12 months.  To do so, the Company will need to raise $4,000,000 through the sale of equity capital which it expects to do through a private placement of its common stock.  If successful, the Company projects each building will bring positive net monthly cash flow to the Company of approximately $7,000 after acquisition, becoming fully leased, and continuing thereafter.

Management believes in the future of the Company and in its ability to grow its business and to raise capital as needed until such time as the business operations of the Company become self-sustaining.

In their report dated October 9, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2014 to June 30, 2015 concerning the Company's assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of the Company operating with an industry that is illegal under federal law, we have yet to achieve profitable operations, we have a significant accumulated deficit and are dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Forward-Looking Statements
We have made forward-looking statements in this quarterly report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are based on our beliefs and assumptions and on information currently available to us.  Forward-looking statements include the information concerning our possible or assumed search for new business opportunities and future costs of operations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or  similar expressions.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.
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
 Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2015, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.
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
Subsequent to December 31, 2015, the Company has not issued shares of its common stock.
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
Grow Condos, Inc.

By:   /s/ Wayne A, Zallen                                                                                                                Date:  February 10, 2016
        Wayne A. Zallen, CEO

By:  /s/ Joann Z, Cleckner                                                                                                                  Date: February 10, 2016
       Joann Z. Cleckner, CFO