Form 10-Q
period 2016-03-31
GROW CONDOS, INC.
filed 2016-05-16
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
or

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

The number of shares of the issuer's Common Stock outstanding as of May 16, 2016 is 28,284,924.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
as of March 31, 2016 and June 30, 2015
(Unaudited)

ASSETS
	March 31,	June 30,
	2016	2015
Current Assets
Cash and cash equivalents	$68,409	$42,747
Lease receivables	165	1,161
Prepaid expenses	12,746	5,450

Total Current Assets	81,320	49,358

Property and Equipment, net	1,257,840	1,257,368
Deposits	8,618	8,618

Total Assets	$1,347,778	$1,315,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, trade	33,973	70,036
Accrued liabilities	240,633	112,058
Derivative Liability, net	129,930	-
Mortgages payable, current portion	8,397	31,304

Total Current Liabilities	412,933	213,398

Mortgages payable, less current portion	966,368	967,053
Customer deposits	4,900	4,900
Deferred option revenue	13,900	21,400

Total Liabilities	1,398,101	1,206,751

Shareholder's Equity
Preferred stock, $.001par value, 5,000,000 shares	-	-
authorized none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares	29,185	2,085
authorized 28,284,924 and 2,084,925 shares issued
and outstanding
Additional paid-in capital	11,600,504	11,547,035
Accumulated deficit	(11,680,012)	(11,440,527)

Total Shareholder's Equity	(50,323)	108,593

Total Liabilities and Shockholder's Equity	$1,347,778	$1,315,344

The Accompanying Notes are an Integral
Part of the Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2016	2015	2,016	2,015

Rental revenues	$29,084	$6,908	89,650	31,608
Total revenues	29,084	6,908	89,650	31,608

Operating expenses	70,691	46,731	240,260	204,778

Gain/(Loss) from operations	(41,607)	(39,823)	(150,610)	(173,170)

Interest expense	16,175	13,022	43,034	39,429
Derivative Liability Expense	45,840	-	45,840	-
Loss before provision for income taxes	(103,622)	(52,845)	(239,484)	(212,599)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(103,622)	$(52,845)	(239,484)	(212,599)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.10)

Weighted average common shares; basic and diluted	28,284,924	2,073,772	9,705,689	2,073,772

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. and Subsidary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)
	For the Nine Months Ended
	2016	2015
Cash flows from operating activities:	(Umaudited)
Net loss	$(239,484)	$(212,599)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,102	18,283
Stock issued for services
Allowance for doubtful accounts
Changes in assets and liabilities:
Deposits	-	(7,800)
Lease receivable	994	42
Prepaids	(7,296)	(8,571)
Accounts payable, trade	(36,063)	12,023
Accrued expenses	128,575	(1,849)
Security deposit	-	1,300
Deferred options revenue	(7,500)	11,400

Net cash used by operating activities	(139,672)	(187,771)

Cash flows from investing activities:
Purchase of property and improvements	(21,573)	(36,534)

Net cash used by investing activities	(21,573)	(36,534)

Cash flows from financing activities:
Repayments of mortgage	(23,602)	(21,781)
Repayment of debt	80,579
Proceeds from short-term debt	129,930	15,000
Proceeds from exercise of warrants		85,400

Net cash provided by financing activities	186,907	78,619

Net increase (decrease) in cash and cash equivalents	25,662	(145,686)

Cash and cash equivalents at beginning of period	42,747	155,153

Cash and cash equivalents at end of period	$68,409	$9,467

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$43,034	$39,429
Taxes	$-	$-

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. ("we", "us", "our" or "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements as of March 31, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2016, and the results of our operations and cash flows for the periods presented. The June 30, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

Grow Condos, Inc. ("GCI" or the "Company") (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) was incorporated on October 22, 1999, in the State of Nevada.  Recently, GCI, through Fanatic Fans Inc., had made a decision to focus on its Social Networking operations which includes Fanatic Fans, a mobile smart phone application centered around live sporting and entertainment events, and JabberMonkey, a social expression website centered around gathering public opinion on current events.  Then Fanatic Fans Inc. management decided to combine operations with WCS Enterprises, LLC ("WCS").

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

Cash and Cash Equivalents:

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Fair Value Measurements

FASB ASC Topic 820,  Fair Value Measurements and Disclosure ("ASC 820"), defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company's own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use whenever possible current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended March 31, 2016, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of March 31, 2016 the Company had no outstanding options and no outstanding warrants.

Income Taxes:

The Company files income tax returns in the U.S. federal jurisdiction and the State of Oregon.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.  Improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5-15 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs, and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment, and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  There was no impairment charges during the period ended March 31, 2015.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated October 9, 2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2015 to March 31, 2016 concerning the Company's assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $11,680,012, which we have determined raises substantial doubt about the Company's ability to continue as a going concern.

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

2.   Warrants

As of March 31, 2016 the Company had no outstanding options and no outstanding warrants.

During the quarter ended March 31, 2016, the Company issued no shares of its common stock through the exercise of stock purchase warrants.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provided services and the use of her facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  As of July 1, 2015, the lease term has begun on two of the five units.  The lease term has not begun as of March 31, 2016 on the remaining three units and no revenue associated with these three units has been recorded in the accompanying financial statements.

The CEO had loaned the Company a net of $15,575 as of March 31, 2016.  At this time there is no note in place with terms for re-payment.

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

Reverse Stock Split:

Our board of directors and the holders of a majority of the shares of Common Stock entitled to vote thereon have adopted a resolution authorizing, but not requiring, a reverse split of our common stock at a ratio of 1-for-20.  As a result of such reverse stock split, which was affected on November 16, 2015, the number of shares issued and outstanding was decreased from 44,780,879 to 2,309,044 with all fractional shares rounded up.

Common stock issued during the period ended September 30, 2015:

During the period ended March 31, 2016, the Company issued 1,100,000 shares of pre-split common stock for Board of Director Services.

Common stock issued during the period ended December 31, 2015:

During the period, the Company issued 900,000 shares of common stock to extinguish debt in the amount of $71,469 and 1,000,000 shares of common stock for consulting services.

Common stock issued during the period ended March 31, 2016:

During the period, the Company did not issue any shares of common stock.

Preferred stock issued during the period ended March 31, 2016:

During the period, the Company issued 5,000,000 shares of preferred stock to the CEO.  The shares were immediately converted to common shares at a ratio of 5:1.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Property and Equipment

A summary of property and equipment is as follows:

	Estimated Useful Life	2016	2015

Building improvements	39.5 years	$1,103,098	$1,103,098
Office furniture and other	5-7 years	4,338	2,285
Eagle Point - land	n/a	155,576	155,576
Pioneer Park - land	n/a	63,846	-
Less accumulated depreciation		(69,018)	(40,858)
		$1,257,840	$1,220,101

Current depreciation		$21,104	$7,057

6. Short-term convertible note

On March 30, 2016 the Company closed on a convertible note with Auctus Fund, LLC.  The principal amount of the note being $83,750.00.  The terms of the agreement are as follows:

•	Security: Convertible Promissory Note
•	Principal amount: $83,750.00
•	Maturity Date: Nine (9) months following the issuance of the note
•	Interest: 10%

The note has a conversion feature requiring the Black Scholles calculation for booking the instrument.  The input variables as of March 30, 2016 are as follows:
Input variables:
•	Stock price: 0.422
•	Exercise price: 0.211
•	Expected live (in years): 0.753
•	Risk free rate: 0.61%
•	Expected annual volatility: 224%
•	Annual rate of dividends: 0.0%
Intermediate computations:
•	Present value of stock: $0.42
•	Cumulative volatility: 194.2%
•	PV of exercise price: $0.210
•	Normal distribution: 90.8%
•	Normal distribution: 27.0%
At March 30, 2016:
•	Option value: $.33
•	Number of shares convertible: 396,919
•	Total value: $129,590

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.  Subsequent Events

Pioneer Business Park:

The Company has executed a Purchase and Sale Agreement for purchase of property known as Pioneer Business Park Lot 26 located in Eugene Oregon.  On April 5, 2016 the escrow for the Pioneer property was closed, with a purchase price of $326,629.  The seller is carrying a note in the amount of $267,129.00; the terms of the note are:
•	Principal: $267,129.00
•	Term: April 4, 2016 through October 1, 2017
•	Interest: 6% per annum
•	Payments: interest only in the amount of $1,347.65 due on the first day of each month beginning May 1, 2016
•	Final Payment of $267,129.00 due on October 1, 2017

Tangiers Financing Agreement:

The Company entered into an investment agreement (IA) as of April 15, 2016 with Tangiers Global, LLC, a Wyoming limited liability company.  The agreement requires the Company to file a registration statement for the common stock underlying the IA.  Subject to various limitations set forth in the IA, Tangiers, after effectiveness of such registration statement, is required to purchase up to $5,000,000 worth of the Company's common stock at a price equal to 87.5% of the market price as determined under the IA (prior five trading days).  Any funds realized through the IA will be used by the Company as working capital for its operations.

Lease Term to Begin on Two Units

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  As of July 1, 2015, the lease term has begun on two of the five units.  As of April 1, 2016 the lease term has begun on an additional two of the five units.  The lease term has not begun as of March 31, 2016 on the remaining one unit and no revenue associated with these three units has been recorded in the accompanying financial statements.

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

The Company has fixed monthly income from rents and option payments of approximately $8,000 per month which are paid to the Company by the tenants in our building.  It is projected that when the building is fully leased and all tenants are paying monthly lease payments assuming current market rates, monthly revenue will total $19,250 which will make the building self-sustaining since current expenses total $10,125 per month.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the period indicated:

	March 31	March 31
	2016	2015
	(Unaudited	(Unaudited)
Revenue	$89,650	$31,608
Operating Expenses	286,100	204,778
Loss from operations	(196,450)	(173,170)
Interest Expense	(43,034)	(39,429)
Net Loss	$(239,484)	$(212,599)

Revenue – The Company generated $89,650 in revenue for the nine months ended March 31, 2016.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants and forfeit of $12,000 in option monies by one tenant who moved out.

Operating Expenses – Operating expenses for the nine months ended March 31, 2016 totaled $286,100.   The majority of our operating expenses were comprised of accrued wages, professional fees, rent.

Interest Expense – Interest expense for the nine months ended March 31, 2016 totaled $43,034.  All interest expense related to the mortgages on the Company's rental property.

Liquidity and Capital Resource; Going Concern

At March 31, 2016, the Company had cash on hand of $68,409.  This plus the April 2016 rents due is sufficient to sustain the day to day operations of the Company for approximately 30 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 30 days.

For the nine months ending March 31, 2016, the Company has received no proceeds from the exercise of common stock purchase warrants.

Land the Company is seeking to purchase for building additional condos for use by the Company are expecting to cost approximately $1,000,000 each after improvements.  The Company hopes to acquire four such properties during the coming 12 months.  To do so, the Company will need to raise $5,000,000 through the sale of equity capital which it expects to do through a private placement of its common stock.  If successful, the Company projects each building will bring positive net monthly cash flow to the Company of approximately $7,000 after acquisition, becoming fully leased and continuing thereafter.

The Company has executed a Purchase and Sale Agreement for purchase of property known as Pioneer Business Park Lot 26 located in Eugene Oregon.  On April 5, 2016 the escrow for the Pioneer property was closed, with a purchase price of $326,629.  The seller is carrying a note in the amount of $267,129.00; the terms of the note are:

•	Principal: $267,129.00
•	Term: April 4, 2016 through October 1, 2017
•	Interest: 6% per annum
•	Payments: interest only in the amount of $1,347.65 due on the first day of each month beginning May 1, 2016
•	Final Payment of $267,129.00 due on October 1, 2017

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2016, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

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

Subsequent to March 31, 2016, the Company has not issued shares of its common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Grow Condos, Inc.

By :/s/ Wayne A. Zallen	Date: May 16, 2016
Wayne A. Zallen, CEO

By: /s/ Joann Z. Cleckner	Date: May 16, 2016
Joann Z. Cleckner, CFO