Form 10-K
period 2016-06-30
GROW CONDOS, INC.
filed 2016-09-13
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

541-879-0504
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter.

The market value of the voting and non-voting common stock held by non-affiliates totaled $4,870,728 based upon a valuation of $1.40 per share, that being the closing price on June 30, 2016, the last business day of the registrant's most recently completed fourth fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of August 2, 2016, the registrant had 28,789,924 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "Grow Condos," the "Company," "we," "us," "our" and words of similar import) refer to Grow Condos, Inc., a Nevada corporation, the registrant and, when appropriate, its subsidiary.

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

ITEM 1.  BUSINESS

Item 1.  Description of Business

History

Grow Condos, Inc. (the "Company") was incorporated on October 22, 1999 as Calibrus, in the State of Nevada. From its inception, the Company was a call center that contracted out as a customer contact center for a variety of business clients throughout the United States. Over time our main business became a third party verification service.  After making a sale on the telephone, a company would send the call to a Company operator to confirm the order.  This process protected both the customer and the company selling services from telephone sales fraud.

While continuing to operate as a call center, in 2008 we expanded our business plan to include the development of a social networking site called JabberMonkey (Jabbermonkey.com) and the development of a location based social networking application for smart phones called Fanatic Fans.

WCS Enterprises

Our wholly-owned subsidiary, WCS Enterprises, LLC ("WCS Enterprises") is an Oregon limited liability company which was formed on September 9, 2013 and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS Enterprises resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business.

WCS Enterprises Business Operations

Through WCS Enterprises, we are a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key grow facilities to support cannabis growers in the United States cannabis industry. We intend to own, lease, sell and manage multi-tenant properties so as to reduce the risk of ownership and reduce costs to the tenants and owners. We offer tenants the option to lease, lease to purchase or buy their condo warehouse space that is divided into comparable 1,500- 2,500 square foot condominium units.  Each Condo unit will be uniquely designed and have all necessary resources as an optimum stand-alone grow facility. We believe that Cannabis farmers will pay an above market rate to lease or buy our condo grow facility. We will purchase and develop buildings that are divisible into separate units to attract multiple farmers and reduce the risk of single tenant leases. In addition to our "Condo" turn-key growing facilities we intend to provide marijuana grow consulting services and equipment and supplies as part of our turn-key offerings. We are aggressively out looking for our next property in the western area of the United States where medical cannabis has been legalized and where recreational cannabis has been or is in the process of legalization. On April 1, 2016 we closed escrow on our second project located in the Pioneer Business Park in Eugene, Oregon.  The Company is not directly involved in the growing, distribution or sale of cannabis.

Owned Properties

We have secured real estate in Eagle Point in Jackson County, Oregon representing our sole operating location.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased to one tenant.

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

Competition

The commercial real estate market is highly competitive.  We believe finding properties that are zoned for the specific use of allowing cannabis growers may be limited as more competitors enter the market.  Initially we will aggressively target states in the western US that legally allow for medical and recreational cannabis to be grown.  We have identified several competitors that appear to have offerings similar to ours.  They are Zoned Properties, Inc. (ZDPY), MJ Holdings, Inc. (MJNE), and Home Treasure Finders, Inc. (HMTF)

Zoned Properties, Inc. - Zoned Properties, Inc., a real estate investment firm, focuses on acquiring free standing buildings, land parcels, and greenhouses in order to have them re-zoned to be able to carry out aeroponic agricultural grow operations. It plans to operate primarily in Arizona, Illinois, Nevada, and Colorado.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

We own a building at 722 W. Dutton Road, Eagle Point, OR  97524 representing our first operating location for WCS Enterprises.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased, for which the rent has yet begun, to one tenant that is a related party.

As of June 30, 2016, we had two mortgages on the property, both to the People's Bank of Commerce in Medford, Oregon, secured by the land, buildings and improvements at the Eagle Point location.  The mortgages payable were comprised of the following:

1.	Bank term loan, prime rate plus 1.75%, currently 5%, P&I payments of $5,946 due monthly, and a balloon payment of $802,294 due June 28, 2018; and

2.	Bank term loan, prime rate plus 3.00%, currently 6.25%, P&I payments of $883 due monthly, and a balloon payment of $104,329 due October 15, 2018.

We maintain our corporate offices in the building.

During the fourth quarter, we closed escrow on our second development project located in Eugene, Oregon.  We have filed development plans with the city of Eugene.  The property is on 2.65 acres located in the Pioneer Business Park.  The plan is for building 33-1500 square foot units or approximately 50,000 square feet of warehouse condominiums on the site.

The seller is carrying the note on the property.  The note is in the amount of $267,129.00 at 5% per annum.  Interest is being paid at the amount of $1,335.65 on the first of each month until October 1, 2017, or the date on which site work for construction begins, whichever occurs first, at which time the full principal balance and any accrued interest will be due and payable.

ITEM 3:  LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "GRWC".  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2013 through 2015.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2013 through March 31, 2013	$ 0.25	$ 0.15

April 1, 2013 through June 30, 2013	$ 0.24	$ 0.15

July 1, 2013 through September 30, 2013	$ 0.48	$ 0.11

October 1, 2013 through December 31, 2013	$ 0.40	$ 0.10

January 1, 2014 through March 31, 2014	$ 0.75	$ 0.29

April 1, 2014 through June 30, 2014	$ 0.75	$ 0.40

July 1, 2014 through September 20, 2014	$ 1.25	$ 0.68

October 1, 2014 through December 31, 2014	$ 0.95	$ 0.52

January 1, 2015 through March 31, 2015	$ 0.50	$ 0.30

April 1, 2015 through June 30, 2015	$ 0.26	$ 0.09

July 1, 2015 through September 20, 2015	$ 2.40	$ 1.00

October 1, 2015 – December 31, 2015	$ 2.20	$ 0.62

January 1, 2016 through March 31, 2016	$ 0.62	$ 0.22

April 1, 2016 through June 30, 2016	$ 2.30	$ 0.55

Holders

The number of record holders of the Company's common stock as of the date of this Report is approximately 184 not including an indeterminate number who may hold shares in "street name."

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

The 2015 Equity Incentive Plan is designed to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business.  Options granted under the Plan may be Incentive Stock Options or Non-Qualified Stock Options, as determined by the Administrator at the time of grant.  Stock purchase rights may also be granted under the Plan.  The maximum aggregate number of shares which may be issued upon exercise of such Options or Stock Purchase Rights is two million (2,000,000) shares of Common Stock.  The term of the option is five (5) years from the grant date of such shorter term as may be provided in the Option Agreement.  The Plan become effective upon initial Board adoption and continues until terminated but in no case longer than ten (10) years.  The Company had granted an option for the purchase of two million shares to date of which 1,500,000 have been exercised.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2015, the Company issued an aggregate of 245,170 common shares to a total of 15 persons.  The securities were exempt from registration under Section 5 of the Act pursuant to section 4(2) of the Act since there was no public offering of the securities.

Common stock issued during the period ended September 30, 2015:

During the period ended September 30, 2015, the Company issued 3,100,000 shares of pre-split common stock for Board of Director Services.

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

Common stock issued during the period ended June 30, 2016:

During the period, the Company issued 505,000 shares in exchange for services.

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

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Reverse Acquisition

On June 30, 2014, the Company entered into a definitive agreement with the members of WCS Enterprises LLC ("WCS") for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of the Company's common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of the Company by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of the Company's common stock on June 30, 2014, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of the Company by virtue of holding approximately 44% of the Company's voting stock.  In addition, on June 30, 2014, the Company's CEO, President and CFO resigned and the WCS officers were appointed to fill these positions by the board of directors of the Company.  In total, the WCS members hold 52.1% of the post-acquisition common stock of the Company and the Company's officers are the former officers of WCS, making the transaction a reverse acquisition.

Financial Statements

The financial statements which are a part of this Report are as of June 30, 2016, and for the period from July 1, 2015 through June 30, 2016 (the "Relevant Period").  The consolidated financial statements are those of WCS for the results of operations because of the reverse acquisition.  Following is management's discussion and analysis of those financial statements.

Results of Operations

The consolidated financial statements demonstrate a loss from operations for the Relevant Period of $1,496,455; and non-cash expense of $28,228 in depreciation expense.

On June 30, 2014, the Company underwent the reverse acquisition as described above.   Accordingly, all Company revenue from business operations for the foreseeable future will come from the business operations of WCS which is now a subsidiary of the Company.

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $10,508.  The monthly, fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, and approximately $1,508 in utilities and insurance.  Salaries for our CEO and CFO have not been paid since November 2015 although they are being accrued.  Accordingly, expenses associated with maintaining the building are $9,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

The Company has fixed monthly income from rents and option payments of approximately $8,900 per month which are paid to the Company by the tenants in our building.  It is projected that in twelve months from now, if the building is fully leased, monthly revenue will total $10,700 which will make the building self-sustaining since current expenses total $10,508 per monthly.

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

Liquidity and Capital Resources; Going Concern

As of the date of this report, the Company had cash on hand of approximately $43,600.  This is sufficient to sustain the day to day operations of the Company for approximately 90 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore it will be necessary to obtain additional capital from the sale of equity or debt securities.

The Company is seeking land on which to build warehouses.  The Company has recently closed on the property in the Pioneer Business Park located in Eugene, Oregon.  Grow Condos, Inc. plans to build approximately 60,000 square feet of industrial warehouse condominiums for the cannabis industry at this location. This project will be built out in 3 phases. Phase one consists of the infrastructure and the first building of about 20,000 square feet. Phase two will be for the second 20,000 square foot building and Phase three will be the final 20,000 square foot building. As soon as all the plans are approved by the City of Eugene and building permits are issued, Grow Condos, Inc. plans to begin taking reservations for the units. If the demand is as strong as indicated in the current market, Phase two and Phase three might be combined into building both 20,000 square feet buildings at the same time. With the legalization of recreational marijuana in Oregon having taken place in 2015, we believe there is a great deal of demand for growing space and that Eugene is an excellent location..

Management believes in the future of the Company and in its ability to grow its business and to raise capital as needed until such time as the business operations of the Company become self-sustaining.

In their report dated October 9,2015, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from date of inception (September 9, 2013) to June 30, 2016 concerning the Company's assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of the Company operating with an industry that is illegal under federal law, we have yet to achieve profitable operations, we have a significant accumulated deficit and are dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the period ended June 30, 2016.

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

We have audited the accompanying consolidated balance sheet of Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Condos, Inc. and subsidiary (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) at June 30, 2016 and 2015, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 6, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
as of June 30, 2016 and June 30, 2015

ASSETS
	June 30,	June 30,
	2016	2015
Current Assets
Cash and cash equivalents	$44,148	$42,747
Lease receivables	79	1,161
Prepaid expenses	20,896	5,450

Total Current Assets	65,123	49,358

Property and Equipment, net	1,523,244	1,257,368
Deposits	5,381	8,618
Debt Discount, summary	104,983	-

Total Assets	$1,698,731	$1,315,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, trade	3,000	70,036
Accrued liabilities	353,788	112,058
Derivatives, net	792,445	-
Mortgages payable, current portion	33,187	31,304

Total Current Liabilities	1,182,420	213,398

Mortgages payable, less current portion	1,203,054	967,053
Customer deposits	4,900	4,900
Deferred option revenue	15,400	21,400

Total Liabilities	2,405,774	1,206,751

Shareholder's Equity
Preferred stock, $.001par value, 5,000,000 shares authorized none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized 28,284,924 and 2,084,925 shares issued and outstanding	228,680	2,085
Additional paid-in capital	12,001,259	11,547,035
Accumulated deficit	(12,936,983)	(11,440,527)

Total Shareholder's Equity	(707,044)	108,593

Total Liabilities and Shockholder's Equity	$1,698,731	$1,315,344

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended June 30, 2016 and 2015

	2016	2015

Rental revenues	$118,533	$54,998
Total revenues	118,533	54,998

Operating expenses	1,041,370	256,979

Gain/(Loss) from operations	(922,837)	(201,981)

Interest expense	69,907	49,357
Derivative Liability Expense	503,711
Loss before provision for income taxes	(1,496,455)	(251,338)
Provision for income taxes	-	-
Net income/(loss)	$(1,496,455)	$(251,338)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.13)

Weighted average common shares; basic and diluted	14,374,487	1,946,359

The Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GROW CONDOS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
For the Years Ended June 30, 2016 and 2015

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

For the Years Ended June 30, 2016 and 2015

Balance at June 30, 2014	41,435,709	$41,436	$11,422,282	$(11,189,189)	$274,529

Founding contributed capital and debt forgiveness	-				-

Common Stock for cash	-				-

Common Stock for services	-				-

Warrants Exercised for Common Stock	262,770	229	85,173		85,402

Net loss for the period ended June 30, 2015	-			(251,338)	(251,338)

Balance at June 30, 2015	41,698,479	$41,665	$11,507,455	$(11,440,527)	$108,593

Balance at June 30, 2015	41,698,479	41,665	11,507,455	(11,440,527	108,593

Founding contributed capital and debt forgiveness	-				-

Common Stock for cash	500,000	199,490	500		199,990

Common Stock for services	5,005,000	5,005	73,814		78,819

Stock Based Compensation Valuation - Stock Options	-		397,010		397,010

Twenty (20) for One (1) Reverse Split	(43,413,555)	(42,480)	42,480		-

Convert 5,000,000 Preferred to 25,000,000 Common	25,000,000	25,000	(20,000)		5,000

Net loss for the period ended June 30, 2016	-			(1,496,455)	(1,496,455)

Balance at June 30, 2016	28,789,924	$228,680	$12,001,259	$(12,936,983)	$(707,044)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

GROW CONDOS, INC. and Subsidary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended June 30, 2016 and 2015

	For the Twelve Months Ended
	2016	2015
Cash flows from operating activities:	(Umaudited)
Net loss	$(1,496,455)	$(251,338)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,226	27,872
Stock issued for services
Allowance for doubtful accounts
Changes in assets and liabilities:
Deposits	3,237	(7,800)
Lease receivable	1,082	(211)
Prepaids	(15,446)	(5,046)
Accounts payable, trade	(67,036)	34,975
Accrued expenses	241,730	(7,238)
Security deposit	-	1,300
Deferred options revenue	(6,000)	17,500

Net cash used by operating activities	(1,310,662)	(189,986)

Cash flows from investing activities:
Purchase of property and improvements	(294,102)	(83,390)

Net cash used by investing activities	(294,102)	(83,390)

Cash flows from financing activities:
Repayments of mortgage	(29,254)	(29,420)
Proceeds of debt	680,829
Proceeds from short-term debt	954,590	105,000
Proceeds from exercise of warrants		85,390

Net cash provided by financing activities	1,606,165	160,970

Net increase (decrease) in cash and cash equivalents	1,401	(112,406)

Cash and cash equivalents at beginning of period	42,747	155,153

Cash and cash equivalents at end of period	$44,148	$42,747

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$69,907	$49,357
Taxes	$-	$7,551

The Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. and Subsidiary
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Grow Condos, Inc. (the "Company") was incorporated on October 22, 1999 as Calibrus, in the State of Nevada. From its inception, the Company was a call center that contracted out as a customer contact center for a variety of business clients throughout the United States. Over time our main business became a third party verification service.  After making a sale on the telephone, a company would send the call to a Company operator to confirm the order.  This process protected both the customer and the company selling services from telephone sales fraud.

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

Lease Receivables

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2016, an allowance for doubtful accounts was recorded in the amount of $ 2,861.00.

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

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated on a straight-line basis over the estimated useful life of the asset. The estimated useful lives of the Company's real estate assets by class are generally as follows:

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

 Allocation of Purchase Price of Real Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings, improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. We may utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The information available to our management is used in estimating the amount of the purchase price that is allocated to land. Other information, such as building value and market rents, is used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. If an appraisal firm is used, the firm would have no involvement in management's allocation decisions other than providing this market information.

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

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management's consideration of current market costs to execute a similar lease. The intangible values of opportunity costs are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The building acquired in 2013 had no leases in place as of the date of acquisition; therefore, the entire amount of the fair value of the mortgage assumed was allocated to land and buildings.  The improvements made by us for the current tenants were capitalized to building improvements.

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage notes outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

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

Capitalized Interest

The Company capitalizes interest costs to buildings on expenditures made in connection with construction projects for buildings that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring these facilities to their intended use. The Company capitalized $39,286 of mortgage interest during the period of the build out of our Eagle Point facility.  Interest capitalization ceased and depreciation began when the facility was available for rent.  As of June 30, 2016, $1,348 has been paid in interest on the Pioneer Business Park project, this amount has been capitalized.

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

The Fee for the Arrangement is Fixed or Determinable – Prior to recognizing revenue, a customer's fee is either fixed or determinable under the terms of the signed real property lease.

Collectability Is Reasonably Assured – We assess collectability on a customer by customer basis based on criteria outlined by management.

Our real property lease agreements, which are governed by the laws of the state of Oregon, usually are non-cancellable and range from six to thirty-six months with a cash security deposit and personal guarantee required.  We account for our leases in accordance with Accounting Standard Codification ("ASC") Topic 840, Leases, as operating leases.  Leases may include escalating rental rates, an option to extend the term of the lease at a fixed rental rate, and an option to purchase the portion of the building being leased at the end of the lease term.  Leases may be assigned with our approval.  Common area maintenance and water are paid by the Company with the tenant responsible for maintenance, repairs and liability insurance associated with their specific unit within the building.  Cash received for purchase options is recorded as deferred option revenue in the accompanying consolidated financial statements.  These amounts are recorded to revenue upon the exercise of the option by the tenant or the expiration of the unused option.

Future minimum lease payments to be received under non-cancelable real property leases are as follows as of June 30, 2016 for the fiscal year ending in:

FYE
2017                                                $115.200
2018                                                  133,300
2019                                                    62,900
Total                                               $311.400

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

It should also be noted that during the time period ending June 30, 2019 three of the units will have reached the end of their 36 month term.  At the end of the term these tenants then may exercise their option to purchase the unit.  When the unit is purchased, the pro-rate share of that unit's outstanding bank loan will be paid in full thus reducing both rental income and mortgage payment.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $205,000 for the fiscal year ended June 30, 2016.

Fair Value of Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:	classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2:
classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:
classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

Convertible Promissory Notes

On March 30, 2016, the Company entered into an unsecured convertible promissory note agreement in the amount of $83,750. This note bears 10% interest and is payable upon maturity on December 31, 2016. The note is convertible into shares of common stock at a discount rate of 50% of the 10-day trading price of the Company's stock. This derivative liability was recognized at the issuance date amounting to $129,590 with a corresponding charge to debt discount for the full amount of the notes amounting to $83,750 and the balance of $45,840 to derivative loss.

On April 6, 2016, the Company entered into an unsecured convertible promissory note agreement in the amount of $100,000. This note bears 10% interest and is payable upon maturity on December 31, 2016. The note is convertible into shares of common stock at a discount rate of 50% of the 10-day trading price of the Company's stock. This derivative liability was recognized at the issuance date amounting to $219,497 with a corresponding charge to debt discount for the full amount of the notes amounting to $100,000 and the balance of $119,497 to derivative loss.

For the above convertible promissory notes, the Company has determined that the conversion feature in these notes is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The debt discount of these notes is amortized over the life of the notes. For the year ended June 30, 2016, the Company amortized $51,052 of debt discount. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .45% to .61%; Dividend rate of 0%; and, historical volatility rates ranging from 216% to 224%.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2015 and 2014, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2016	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$461,162	$ -	$ 461,162	$ -

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

The following table shows the amounts used in computing basic and diluted net loss per share. For the period ended June 30, 2016 all potentially dilutive securities are anti-dilutive due to the Company's loss from operations.

June 30, 2016

Net loss	$(1,496.455)

Weighted average number of common shares used in basic earnings per share	14,374,487

Effect of dilutive securities:
Stock options	-
Stock warrants	-

Weighted average number of common shares and dilutive potential common stock used in diluted loss per share	14,374,487

All dilutive common stock equivalents are reflected in our net loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations.  At June 30, 2015, the Company had no outstanding options.

Stock-Based Compensation

The Company has no stock-based compensation plans in place at the present time.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $12,936,982, which we have determined raises substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2014-15, Presentation of Financial Statements – Going Concern and 2014-10, Development Stage Entities both of which have been adopted by the Company in the accompanying consolidated financial statements.

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

 NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and improvements consisted of the following as of June 30, 2016:
Buildings and improvements	$1,117181
Land	482,205
1,599,386
Less: accumulated depreciation	(76,142)
$1,523,244

Depreciation expense for the Eagle Point project and furniture and equipment totaled $76,142 for the year ended June 30, 2016; there has been no depreciation taken on the Pioneer Business Park project as the building is not yet available for its intended use .

NOTE 3 – CONCENTRATIONS OF RISK

The Company maintains cash and cash equivalents at various financial institutions. Deposits not to exceed $250,000 at each financial institution are insured by the Federal Deposit Insurance Corporation.  At June 30, 2016, the Company had no uninsured cash and cash equivalents

NOTE 4 – MORTGAGES PAYABLE

As of June 30, 2016, we had three mortgages payable, two to the People's Bank of Commerce in Medford, Oregon, secured by our land, buildings and improvements located in Eagle Point, Oregon.

Additionally, the seller of the Pioneer project in Eugene, Oregon is holding a promissory note on that property.  The note is securred by the property.  The principal is $276,129.00  at a 5% interest rate with  monthly interest only payments of $1,335.65 are being made.  The principal balance is due October 1, 2017 or the date on which site work for construction begins, whichever occurs first.  These three mortgages payable were comprised of the following:

Bank term loan, prime rate plus 1.75%, currently 5%, P&I payments of $5,946 due monthly, balloon payment of $802,294 due June 28, 2018, secured by property	$859,210

Bank term loan, prime rate plus 1.75%, currently 5%, P&I payments of $5,946 due monthly, balloon payment of $802,294 due June 28, 2018, secured by property	109,903

Private loan, 5% interest, interest only payments of $1,335.65 due monthly, balloon payment of $267,129.00 due October 1, 2017.	267,129

Less: current portion	(33,187)
$1,203,054

Future maturities of long term debt are as follows as of June 30, 2016 for the fiscal year ending in:

2017	$33,187
2018	1,169,867

Total	$1,203,054

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Derivatives – All derivatives held by us are recognized in the consolidated balance sheets at fair value with changes in fair value reflected in other income (expense) in the consolidated statements of operations and comprehensive loss. We issued convertible promissory notes in conjunction with the term loans discussed in above of our consolidated financial statements. These convertible promissory notes meet the definition of a derivative and are reflected as a derivative liability at fair value in the consolidated balance sheets.  Likewise, embedded conversion options in our convertible notes which qualify for derivative accounting are bifurcated and their corresponding fair values are recorded as derivative liabilities.

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Tangiers Financing Agreement:

The Company entered into an investment agreement (IA) as of April 15, 2016 with Tangiers Global, LLC, a Wyoming limited liability company.  The agreement requires the Company to file a registration statement for the common stock underlying the IA.  Subject to various limitations set forth in the IA, Tangiers, after effectiveness of such registration statement, is required to purchase up to $5,000,000 worth of the Company's common stock at a price equal to 82.5% of the market price as determined under the IA (prior five trading days).  Any funds realized through the IA will be used by the Company as working capital for its operations.

Auctus Fund, LLC Agreement:

The Company entered into an investment agreement (IA) as of  March 31, 2016 with Auctus Fund, LLC.  The instrument is a convertible promissory note with principal amount of $83,750.  The maturity date is nine (9) month following the issuance of the note at a 10% per annum interest rate.  At any time prior to complete satisfaction of the Note, the Note is convertible into shares of the Company's common stock.

NOTE 6 – INCOME TAXES

At June 30,2016, deferred tax assets consist of the following:

Current portion:
Net operating loss carryforward	$61,363

Less: valuation allowance	-61,363

Deferred tax asset-current portion	$-

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, uncertainties exist that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2016, the Company has net federal operating loss carry forwards of approximately $61 thousand and state net operating loss carry forwards of approximately $61 thousand.

The Company has established a valuation allowance as of June 30, 2015 in the approximate amount of $61,363. The valuation allowance is equal to the full amount of the net deferred tax asset due primarily to the uncertainty of the utilization of operating losses in future periods.  Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period.  Given the acquisition of WCS, such limitation of the net operating losses may have occurred, which the Company has not fully analyzed at this time as the deferred tax asset is fully reserved.

NOTE 7 -   COMMITMENTS AND CONTINGENCIES

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

Operating Leases

There are no operating leases as of June 30, 2016.

NOTE 8 – STOCKHOLDERS' EQUITY

Common Stock

Below is a summary of transactions that occurred with GCI prior to the acquisition of WCS.  The Common Stock activity described below is included in the shares issued in reverse acquisition in the statement of changes in stockholders' equity.

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

On June 27, 2014, WCS issued an aggregate of 10% of its membership equity to two members for $100,000 in cash and conversion of debt to equity which is included in the Common Stock for cash and debt forgiveness in the statement of changes in stockholders' equity.  As a result of the Company's reverse acquisition of GCI, the shares issued for the 10% membership interest in connection with the acquisition of WCS were valued based on the quoted market price of GCI as of the date of the share issuance, which resulted in compensatory expense of $900,090.  Compensation expense was determined in accordance with ASC 505 subtopic 50, Equity-Based Payments to Non-Employees, by multiplying the number of GCI shares received by the two members of WCS in the reverse acquisition in exchange for their 10% membership interest multiplied by the trading price of GCI Common Stock on June 27, 2014, less the $100,000 of cash and debt redemption comprising the capital contributions made by the two members for the 10% membership interest.

During the fiscal year ended June 30, 2015, the Company issued an aggregate of 245,170 common shares to a total of 15 persons.

During the fiscal year ended June 30, 2016

Common stock issued during the period ended September 30, 2015:

During the period ended September 30, 2015, the Company issued 3,100,000 shares of pre-split common stock for Board of Director Services.

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

Common stock issued during the period ended June 30, 2016:

During the period, the Company issued 505,000 shares in exchange for services.

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
Warrants

As of June 30, 2016 there are no outstanding Warrants.

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

The Company has adopted (1) Grow Condos, Inc. 2015 Equity Incentive Plan (with respect to 2,000,000 common shares) and (2) Grow Condos, Inc. 2015 Stock Plan (with respect to 2,000,000 common shares), the options granted under these Plans may be Incentive Stock Options or Non-Qualified Stock Options, as determined by the Administrator at the time of the grant.  The term of the Plans becomes effective initial adoption and is in effect for 10 years.  During the fiscal year ended June 30, 2016, the Company made available for grant up to 2,000,000 shares of common stock.  The maximum term of the option is five years.

 The following is a table of activity for all options granted under these Plans:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Number of		Average	Contractual	Intrinsic
	Options		Exercise Price	Term (in years)	Value

Options outstanding at January 25, 2016	4,000,000	0.40

Granted		2,000,000	-
Exercised		1,500,000	-
Forfeited		-	-

Options outstanding at June 30, 2016		500,000	$0.40	1	$-

Options exercisable at June 30, 2016		500,000	$0.40	1	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

The Chief Executive Officer ("CEO") and Chief Financial Officer, who are siblings, provided services and the use of their facilities to the Company at no costs to the Company since our inception.

Our CEO, through an entity that he controls, has entered into a lease for 7,500 square feet of space in our facility.  The lease term begins once tenant improvements are completed and the premises are occupied, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  The lease term has not begun as of June 30, 2016 and no revenue associated with this lease has been recorded in the accompanying financial statements.

The CEO had loaned the Company a net of $15,575 as of March 31, 2016.  At this time there is no note in place with terms for re-payment.

NOTE 10 – SUBSEQUENT EVENTS

Effective July 1, 2016, two of the units under lease by an entity controlled by our CEO will begin paying monthly rent as well as the monthly option fee.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer ("Principal Executive Officer") and our Chief Financial Officer ("Principal Financial Officer"), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Principal Executive and Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our company was due to not having the adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions. We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the year end close process performing additional review and analysis to assure compliance with accounting principles generally accepted in the United States ("GAAP") and SEC reporting requirements.

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

This Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We established our internal control over financial reporting during the period from the date of inception (September 9, 2013) to June 30, 2016.

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

This Transition Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

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

Background and Business Experience

Wayne A. Zallen – From 10/2013 - present Mr. Zallen bought an unfinished industrial warehouse Condominium project from the bank and developed it into a safe haven for medical marijuana growers. Mr. Zallen developed a workable lease option model that benefits the grower as well as the investor. From 4/2009 to  present Mr. Zallen developed an aeroponic growing method that produces superior quality medical marijuana in a minimum amount of time. From 2006 to present Mr. Zallen was the President of Sigclo Enterprises, Inc a business incubator specializing in importing and distributing goods through a multitude of web based consumer channels. Prior to that Mr. Zallen specialized in buying, building or assisting startup companies in achieving their untapped potential then selling them to sound operators. To date these businesses continue to operate profitably. From 1986 to 2000 Mr. Zallen was a successful member of the financial services industry, owning one of Allstate's first insurance franchises, and achieving a top 1% national ranking. Later he established a San Francisco Bay Area regional office of American National Financial, Inc., where he hired, trained and motivated sales agents to originate over $8 million per/month in wholesale and retail loans across Northern California. During the early 1980's Mr. Zallen was a Business Manager/ Account Executive for John Rhein Advertising and was responsible for business management, budgeting, media evaluation and procurement. At John Rhein Advertising he developed exclusive advertising campaigns syndicated nationwide. In 1977 Mr. Zallen obtained a Industrial Design Bachelor of Science degree from The Ohio State University.

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

David Tobias Mr. Tobias has served as President of Wild Earth Naturals since May, 2013. Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leader ship experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.  Mr. Tobias is also currently serving on the board of directors of Cannabis Sativa, Inc., a company subject to the reporting requirements of Section 13 of the Securities Act of 1933.

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

Code of Ethics

We have adopted a Code of Conduct for our Principal Executive and Financial Officers. See Part IV, Item 15 of this Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the fiscal year period ended June 30, 2016, there were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee

We have adopted an audit committee separate from our Board of Directors consisting of  Carl Sanko, CPA.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary($)	All other Compensation($)(3)(4)	Total($)
	2016	$12,500	0	$12,500
Wayne A. Zallen, CEO (1)	2015	$30,000	0	$30,000
	Transition Period	0	0	0
	2013	0	0	0

	2016	$7,500	0	$7,500
Joann Z. Cleckner, CFO (1)	2015	$9,000	0	$9,000
	Transition Period	0	0	0
	2013	0	0	0

	2016	0	0	0
Jeff W. Holmes, CEO (2) (3) (4)	2015	0	0	0
	Transition Period	78,722	188,786	267,508
	2013	153,722	2,406	156,128

(1)  Beginning in July, 2014, Mr. Zallen has been salaried at the rate of $2,500 per month. Beginning January 2015, Ms. Cleckner has been salaried at the rate of $1,500 per month.  Payment of salaries was suspended effective November 2015 and salaries have not been paid since that date.
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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company's common stock as of August 2, 2016:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Wayne A. Zallen 722 W. Dutton Road Eagle Point, OR 97524	23,918,450 Direct	81.08%

(1) Based on a total of 28,789,924 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of August 2, 2016:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	23,918,450Direct	81.08%
Common Stock	Joann Z. Cleckner 722 W. Dutton Road Eagle Point, OR 97524	150,000 Direct	0.52%
Common Stock	Carl S. Sanko 18301 Ghost Town St Tehachapi, CA 93561	289,400 Direct	1.01%
Common Stock	Total Officers and Directors as a group (3 persons)	1,248,297 Direct	4.34%

(1) Based on a total of 28,789,924 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

There are currently no securities authorized for issuance under Equity Compensation Plans.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

On June 30, 2014, Wayne A. Zallen, our President and CEO, exchanged his 90% ownership interest in WCS Enterprises, LLC, an Oregon limited liability company ("WCS"), for 18,369,000 common shares of the Registrant.  On the same day Carl S. Sanko, a member of our board of directors, exchanged his 2% ownership interest in WCS for 408,200 common shares of the Registrant.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2013 and during the Transition Period:

Fee Category	Transition Period	2015	2016
Audit Fees	$3,850	$78,923	$99,945
Audit-related Fees	-	-	-
Tax Fees	-	-	$2,000
All Other Fees	-	-	-
Total Fees	$59,900	$3,850	$119,945

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

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

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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
Date:  September 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne A. Zallen
Wayne A. Zallen, President, CEO and Director
Date: September 8, 2016

/s/ Joann Z. Cleckner
Joann Z. Cleckner, Secretary, CFO, and Principal Accounting Officer
Date: September 8, 2016