Form 10-K/A
period 2016-06-30
GROW CONDOS, INC.
filed 2016-09-27
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

EXPLANATORY NOTE
The Annual Report on Form 10-K of Grow Condos, Inc. for the fiscal year ended June 30, 2016, filed on September 13, 2016, inadvertently omitted exhibits 31.1, 31.2, and 32. This Amendment No. 1 on Form 10-K/A is being filed solely to reflect the inclusion of these exhibits.

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
Date:  September 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne A. Zallen
Wayne A. Zallen, President, CEO and Director
Date: September 26, 2016

/s/ Joann Z. Cleckner
Joann Z. Cleckner, Secretary, CFO, and Principal Accounting Officer
Date: September 26, 2016