Form 10-Q
period 2016-09-30
GROW CONDOS, INC.
filed 2016-11-14
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
or

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

     The number of shares of the issuer's Common Stock outstanding as of September 30, 2016 is 29,392,087.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
as of September 30, 2016 and June 30, 2016

ASSETS
	September 30	June 30,
	2016	2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$24,268	$44,148
Lease receivables	691	79
Prepaid expenses	11,454	20,895

Total Current Assets	36,413	65,122

Property and Equipment, net	1,562,579	1,523,244
Deposits	6,879	5,381
Debt Discount, Summary	51,123	104,983

Total Assets	$1,656,994	$1,698,730

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable, trade	-	3,000
Accrued liabilities	463,789	353,788
Derivatives, net	764,727	792,445
Mortgages payable, current portion	289,443	33,187

Total Current Liabilities	1,517,959	1,182,420

Mortgages payable, less current portion	940,325	1,203,054
Customer deposits	4,900	4,900
Deferred option revenue	22,900	15,400

Total Liabilities	2,486,084	2,405,774

Shareholder's Equity
Preferred stock, $.001par value, 10,000,000 shares	-	-
authorized none issued or outstanding
Common stock, $.001 par value, 100,000,000 shares	29,392	2,085
authorized 29,392,087 and 2,084,561 shares issued
and outstanding
Additional paid-in capital	12,584,559	12,227,854
Accumulated deficit	(13,443,041)	(12,936,983)

Total Shareholder's Equity	(829,090)	(707,044)

Total Liabilities and Shockholder's Equity	$1,656,994	$1,698,730

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2016 and 2015

	2016	2015
	(Unaudited)

Rental revenues	$29,383	$36,783
Total revenues	29,383	36,783

Operating expenses	289,530	39,844

Gain/(Loss) from operations	(260,147)	(3,061)

Interest expense	19,303	16,697
Derivative Liability Expense	226,610	-
Loss before provision for income taxes	(506,060)	(19,758)

Provision for income taxes	-	-
Net income/(loss)	$(506,060)	$(19,758)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares; basic and diluted	28,790,374	2,084,561

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2016 and 2015

	For the Three Months Ended
	2016	2015
Cash flows from operating activities:	(Unaudited)
Net loss	$(506,060)	$(19,758)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,057	7,057
Stock issued for services		3,108
Allowance for doubtful accounts
Changes in assets and liabilities:
Deposits	(1,498)	-
Lease receivable	(612)	129
Prepaids	9,442	2,524
Accounts payable, trade	(3,000)	(43)
Accrued expenses	157,124	(2,583)
Security deposit
Deferred options revenue	(39,622)	(10,500)
		.

Net cash used by operating activities	(377,170)	(20,066)

Cash flows from investing activities:
Purchase of property and improvements	(46,392)

Net cash used by investing activities	(46,392)	-

Cash flows from financing activities:
Repayments of mortgage	(6,474)	(9,744)
Repayment of debt
Proceeds from short-term debt	26,143
Proceeds from exercise of warrants	384,012

Net cash provided by financing activities	403,681	(9,744)

Net increase (decrease) in cash and cash equivalents	(19,880)	(29,810)

Cash and cash equivalents at beginning of period	44,148	42,747

Cash and cash equivalents at end of period	$24,268	$12,937

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$19,303	$13,137
Taxes	$-	$-

The Accompanying Notes are an integral part
of these Condensed Consolidated Financial Statements

GROW CONDOS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. ("we", "us", "our" or "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements as of June 30, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2016, and the results of our operations and cash flows for the periods presented. The June 30, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended September 30, 2016, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.  As of September 30, 2016 the Company had no outstanding options and no outstanding warrants.

Income Taxes:

The Company files income tax returns in the U.S. federal jurisdiction and the State of Oregon.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At  June30,2015, the Company has available unused operating loss carryforwards of approximately $63,419, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $63,042 and $377 as of June 30, 2015 and 2014,  respectively, with an offsetting valuation allowance of the same.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated September 6, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2015 to June 30, 2016 concerning the Company's assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $13,443,041, which we have determined raises substantial doubt about the Company's ability to continue as a going concern.

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

2.   Warrants

On March 21, 2016 the Company entered into a transaction with Auctus Fund, LLC.   In exchange for $75,000 cash net of fees, the Company issued a convertible promissory note in the amount of $83,750.  The Note had a maturity date of nine (9) months from date of issue and interest at 10% per annum.  At any time prior to the complete satisfaction of the Note, it was convertible into shares of the Company's common stock.  On September 27, 2016 the Company received a Notice of Conversion.  A total of 352,163 shares were issued to Auctus Fund, LLC in payment of the debt.

On March 28, 2016 the Company entered into a transaction with Tangiers Global, LLC.  In exchange  for $90,000 cash net of fees, the Company issued a convertible promissory note in the amount of $100,000.  The Note had a maturity date of six (6) months from the date of issue and interest at 10% per annum.   On October 11, 2016 the Company received a Notice of Conversion for $50,000.   A total of 200,000 shares were Issued to Tangiers Global, LLC in payment of one half on the debt owed.

The Company has entered into an Equity Incentive Plan with a grant date of April 15, 2016.  The plan allows for immediate vesting.  The total number of shares granted is two (2) million shares at an exercise price of $.40/share.  The shares under this plan are to be utilized for non-related party compensation.  On September 9, 2016 250,000 shares were issued in exchange for $100,000 under the Plan.

3. Related Party Transactions

The Chief Financial Officer, who is a sibling of the Chief Executive Officer, provides the use of her facilities to the Company at no costs to the Company since our inception.

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000 square foot building which has 10 units of approximately 1,500 square feet each available for use.  Four units are currently under lease to three different companies.  One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO controls.  The agreement with the company controlled by the CEO was entered into prior to the incorporation of Grown Condos, Inc.  The lease term begins once the tenant improvements are completed and the premises are occupies, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  As of July 1, 2016, the lease term has begun on two of the five units.  The lease term has not begun as of September 30, 2016 on the remaining three units and no revenue associated with these three units has been recorded in the accompanying financial statements.

The CEO has loaned the Company a net of $15,575 as of September 30, 2016.  At this time there is no note in place with terms for re-payment.

The two employees of the Company, the CEO and the CFO have not been compensated since November 2015.  The salaries owed them plus employer taxes, based on their employee agreements entered into in November 2015 have been accrued monthly.

In consideration for the contributions to the Company that have been made by the Board of Directors, the following compensation was approved and issued on October 18, 2016.  For the fiscal year 2015-2016 members of the Board were issued a total of 13,334 shares at an average price of $1.42 per share.   For the first quarter of the 2016-2017 fiscal year current board members were issues a total of 18,030 shares at an average price of $1.04 per share.

GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  Subsequent Events

On March 28, 2016 the Company entered into a transaction with Tangiers Global, LLC.  In exchange  for $90,000 cash net of fees, the Company issued a convertible promissory note in the amount of $100,000.  The Note had a maturity date of six (6) months from the date of issue and interest at 10% per annum.   On October 11, 2016 the Company received a Notice of Conversion for $50,000.   A total of 200,000 shares were Issued to Tangiers Global, LLC in payment of one half on the debt owed.

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

Overview

On June 30, 2015, GCI entered into a definitive agreement (the "Agreement") with the members of WCS for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of GCI's common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of GCI by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of GCI common stock on June 30, 2015, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of GCI by virtue of holding approximately 44% of GCI's voting stock.  In addition, on June 30, 2015, the GCI CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of GCI.  In total, the WCS members hold 51.67% of the post-acquisition common stock of GCI and GCI's officers are the former officers of WCS, making the transaction a reverse acquisition.

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

At the present time the Company, which includes WCS, has fixed monthly operating costs of approximately $14,460.  The monthly fixed operating expenses are comprised of $6,829 in monthly mortgage payments on our building, $665 for building security, $4,443 per month for the salaries of our CEO and CFO (though it should be noted that for the calendar year 2016 to date, neither the CEO or the CFO have been paid any salary), approximately $565 in utilities, approximately $1,550 in property taxes and $408 for insurance.  Accordingly, expenses associated with maintaining the building are approximately $10,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

The Company has fixed monthly income from rents and option payments of approximately $11,600 per month which are paid to the Company by the tenants in our building.  It is projected that when the building is fully leased and all tenants are paying monthly lease payments assuming current market rates, monthly revenue will total $19,250 which will make the building self-sustaining since current expenses total $10,000 per month.

The Company is in the process of seeking additional properties to purchase, in addition to the Pioneer project which closed escrow in April 2016, after the model of our current building.  However, it is the desire of management to purchase new properties outright with funds obtained by selling equity in the Company.  If the Company is successful in raising working capital in this manner, it follows that new properties will eventually present the Company with positive cash flow.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the three months indicated:

	September 30,	September 30,
	2016	2015
	(Unaudited)
Revenue	$29,383	$36,783
Operating Expenses	289,530	39,844
Loss from operations	(260,147)	(3,061)
Interest Expense	(19,303)	(16,697)
Derivative Liability	(226,610)	-

Net Loss	$(506,060)	$(19,758)

Revenue – The Company generated $29,383 in revenue for the three months ended September 30, 2016.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants and $400 in late fees collected.

Operating Expenses – Operating expenses for the three months ended September 30, 2016 totaled $289,530.   The majority of our operating expenses were comprised of accrued, but not paid wages, professional fees, and amortization of the Auctus and Tangiers convertible notes.

Interest Expense – Interest expense for the three months ended September 30, 2016 totaled $19,303.  All interest expense for the quarter was related to the either mortgages on the Company's rental property or interest on the Pioneer promissory note.

Liquidity and Capital Resource; Going Concern

At September 30, 2016, the Company had cash on hand of $24,268.  This is sufficient to sustain the day to day operations of the Company for approximately 60 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 60 days.

Management believes in the future of the Company and in its ability to grow its business and to raise capital as needed until such time as the business operations of the Company become self-sustaining.

In their report dated September 6, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2015 to June 30, 2016 concerning the Company's assumption that we will continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of the Company operating with an industry that is illegal under federal law, we have yet to achieve profitable operations, we have a significant accumulated deficit and are dependent on our ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The CFO performs all accounting functions. Therefore, there is no segregation of duties. For any transactions that are not considered regular day to day transactions or are expense reimbursement transactions, approval is requested from the CEO.

We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the reporting process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2016, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

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

Subsequent to September 30, 2016, the Company has not issued shares of its common stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

       Not Applicable

Item 5.	Other Information.

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Grow Condos, Inc.
By: /s/ Wayne A. Zallen	Date: November 7, 2016
Wayne A. Zallen, CEO

By: /s/ Joann Z. Cleckner	Date: November 7, 2016
Joann Z. Cleckner, CFO