Form 10-Q
period 2016-12-31
GROW CONDOS, INC.
filed 2017-02-13
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2016
or

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

     The number of shares of the issuer's Common Stock outstanding as of December 31, 2016 is 29,923,451.

 Index

 PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements

GROW CONDOS, INC. and Subsidiary
CONSOLIDATED BALANCE SHEET
as of December 31, 2016 and June 30, 2016

ASSETS
	December 31,	June 30,
	2016	2016
	(unaudited)
Current Assets
Cash and cash equivalents	$10,793	$44,148
Lease receivables	(4,241)	79
Prepaid expenses	25,148	20,895

Total Current Assets	31,700	65,122

Property and Equipment, net	1,577,795	1,523,244
Deposits	2,323	5,381
Debt Discount, summary	31,881	104,983

Total Assets	$1,643,699	$1,698,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, trade	20,380	3,000
Accrued liabilities	394,003	353,788
Derivatives, net	877,178	792,445
Mortgages payable, current portion	301,180	33,187

Total Current Liabilities	1,592,741	1,182,420

Mortgages payable, less current portion	917,273	1,203,054
Customer deposits	5,100	4,900
Deferred option revenue	30,400	15,400

Total Liabilities	2,545,514	2,405,774

Shareholder's Equity
Preferred stock, $.001par value, 5,000,000 shares authorized none issued or outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized 28,284,924 and 2,084,925 shares issued and outstanding	29,924	2,085
Additional paid-in capital	12,821,677	12,227,854
Accumulated deficit	(13,753,416)	(12,936,983)

Total Shareholder's Equity	(901,815)	(707,044)

Total Liabilities and Shockholder's Equity	$1,643,699	$1,698,730

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

 Index

GROW CONDOS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2,016	2,015

Rental revenues	$29,784	$23,783	59,167	60,566
Total revenues	29,784	23,783	59,167	60,566

Operating expenses	285,793	129,815	575,323	169,659

Gain/(Loss) from operations	(256,009)	(106,032)	(516,156)	(109,093)

Interest expense	20,775	10,162	40,078	26,859
Derivative liability expense	33,590		260,200
Loss before provision for income taxes	(310,374)	(116,194)	(816,434)	(135,952)
Provision for income taxes	-	-	-	-
Net income/(loss)	$(310,374)	$(116,194)	(816,434)	(135,952)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares; basic and diluted	29,541,474	16,056,663	29,541,474	9,705,689

The Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

 Index

GROW CONDOS, INC. and Subsidary
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2016 and 2015

	For the Six Months Ended
	2016	2015
Cash flows from operating activities:	(Unaudited)
Net loss	$(816,434)	$(135,952)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,114	14,113
Stock issued for services
Allowance for doubtful accounts
Changes in assets and liabilities:
Deposits	3,058	-
Lease receivable	4,320
Prepaids	(4,252)	(11,866)
Accounts payable, trade	17,380	(42,742)
Accrued expenses	40,215	79,734
Security deposit	200
Deferred options revenue	15,000	(9,000)

Net cash used by operating activities	(726,399)	(105,713)

Cash flows from investing activities:
Purchase of property and improvements	(68,665)	-

Net cash used by investing activities	(68,665)	-

Cash flows from financing activities:
Repayments of mortgage	(17,789)	(14,126)
Repayment of debt
Proceeds from loan	157,836	80,579
Proceeds from exercise of warrants	621,662

Net cash provided by financing activities	761,709	66,453

Net increase (decrease) in cash and cash equivalents	(33,355)	(39,260)

Cash and cash equivalents at beginning of period	44,148	42,747

Cash and cash equivalents at end of period	$10,793	$3,487

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$40,078	$10,162
Taxes	$-	$-

The Accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

 Index
GROW CONDOS, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Grow Condos, Inc. ("we", "us", "our" or "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements as of June 30, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2016, and the results of our operations and cash flows for the periods presented. The June 30, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Consolidation:

These condensed consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water,Inc which was incorporated in the State of Nevada on October 31, 2016. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

 Index
GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended December 31, 2016, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At  June 30,2016, the Company has available unused operating loss carryforwards of approximately $1,497,116, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,497,116, $63,042 and $377as of June 30, 2016, 2015 and 2014, respectively, with an offsetting valuation allowance of the same.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated September 6, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2015 to June 30, 2016 concerning the Company's assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $13,753,416 which we have determined raises substantial doubt about the Company's ability to continue as a going concern.

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

 Index

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

On April 4, 2016 the Company entered into a transaction with Tangiers Global, LLC.  In exchange for $25,000 cash net of fees, The Company issued a convertible promissory note in the amount of $25,000.  The Note had a maturity date of April 4, 2017 and an interest at 10% per annum.

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

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000 square foot building which has 10 units of approximately 1,500 square feet each available for use.  Four units are currently under lease to three different companies.  One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO controls.  The agreement with the company controlled by the CEO was entered into prior to the incorporation of Grown Condos, Inc.  The lease term begins once the tenant improvements are completed and the premises are occupies, and continues for a period of 36 months.  The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease.  As of July 1, 2016, the lease term has begun on two of the five units.  The lease term has not begun as of December 31, 2016 on the remaining three units and no revenue associated with these three units has been recorded in the accompanying financial statements.

The CEO has loaned the Company a net of $15,575 the entire amount was re-paid on December 7, 2016.

The two employees of the Company, the CEO and the CFO had not been compensated since November 2015.  The salaries owed them plus employer taxes, based on their employee agreements entered into in November 2015 have been accrued monthly.  In December 2016 a partial payment of accrued salaries was paid.  The total gross wages paid was $153,600 plus $13,753 for employer payroll taxes both to federal and state entities.

 Index
GROW CONDOS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In consideration for the contributions to the Company that have been made by the Board of Directors, the following compensation was approved and issued on October 18, 2016.  For the fiscal year 2015-2016 members of the Board were issued a total of 13,334 shares at an average price of $1.42 per share.   For the first quarter of the 2016-2017 fiscal year current board members were issues a total of 18,030 shares at an average price of $1.04 per share.  For the second quarter of the 2016-2017 fiscal year current board members were issued a total of 14,412 shares at an average price of $1.31 per share.

4.  Subsequent Events

On January 9, 2017, the Company entered into a Convertible Promissory Note with a face value of $175,000 at 10% interest with a conversion price of 50% of the lowest closing price for the 10 days prior to the conversion date.

On January 20, 2017 the Company entered into a transaction with Tangiers Global, LLC, issuing a $165,000, 10% fixed convertible promissory note.  The Note is due July 20, 2017 and bears an interest rate of 10%, and is convertible into shares of the Company's common stock at $.85 per share.  The Note was issued with a $15,000 original issue convertible issue discount.  In connection with the issuance of the Note the Company also issued a warrant to purchase 150,000 shares at $.85 subject to adjustment for stock splits and the like.  The warrant expires on January 20, 2018.  Proceeds of the Note and any Warrant exercises will be used for working capital, $10,000 of the proceeds of the Note have been allocated to attorney fees.

On January 23, 2017 the Company entered into a transaction with Auctus Fund, LLC.  In exchange for $160,000 cash net of fees, the Company issued a convertible promissory note in the amount of $175,000.  The Note has a maturity date of October 23, 2017 and interest at 10% per annum with conversion price of 50% of the lowest closing price for the 10 days prior to the conversion date.

Smoke on the Water is under contract for the purchase of property located at 2700 Lake Shore Drive, Selma, Oregon in the County of Josephine.  The agreed upon purchase price is $625,000 with the seller carrying the note at 5% per annum for the first twelve months and then 8% per annum for the next four years.  Payment of $250,000 is scheduled to be paid at close of escrow.  Payments are to be made monthly commencing April 1, 2017; the entire remaining balance to be due and payable in 2022.  As of this date, the property had not closed.

 Index
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

 Index

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the six months indicated:

	31-Dec	31-Dec
	2016	2015
	(Unaudited)
Revenue	$59,167	$60,566
Operating Expenses	575,323	169,659
Loss from operations	(516,156)	(109,093)
Interest Expense	(40,078)	(26,859)
Derivative Liability	(260,200)	-

Net Loss	$(816,434)	$(135,952)

Revenue – The Company generated $29,784 in revenue for the three months ended December 31, 2016.  All revenue was derived through our subsidiary and was comprised of monthly rental income from tenants and $600 in late fees collected.

Operating Expenses – Operating expenses for the three months ended December 31, 2016 totaled $285,793.   The majority of our operating expenses were comprised of accrued, but not paid wages, professional fees, and amortization of the  Tangiers convertible notes.

Interest Expense – Interest expense for the three months ended December 31, 2016 totaled $20,775.  All interest expense for the quarter was related to the either mortgages on the Company's rental property or interest on the Pioneer promissory note.

Liquidity and Capital Resource; Going Concern

At December 31, 2016, the Company had cash on hand of $10,793.  This is sufficient to sustain the day to day operations of the Company for approximately 60 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.   Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 60 days.

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

 Index

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2016, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

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

 Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to December 31, 2016 the Company has issued 14,424 shares of stock in payment for services for second quarter of the 2016-2017 fiscal year to the Board of Directors; the average price per share was $1.31.

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

Grow Condos, Inc.

By:/s/ Wayne A. Zallen                                                                                              Date:  February 7, 2017
     Wayne A. Zallen, CEO

By: /s/ Joann Z. Cleckner                                                                                            Date:  February 7, 2017
     Joann Z. Cleckner, CFO