Form 10-Q
period 2017-03-31
GROW CONDOS, INC.
filed 2017-05-22
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53548

GROW CONDOS, INC.

(Exact name of registrant as specified in its charter)

Nevada	860970023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 W. Dutton Road Eagle Point, OR	97524
(Address of principal executive offices)	(Zip Code)

(541) 879-0504

(Registrant’s telephone number, including area code)

N/A

(Former name and address, if changed since last report)

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

The number of shares of the issuer's Common Stock outstanding as of May 10, 2017 is 30,544,574.

Index

 PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	June 30,
ASSETS	2017	2016
		(as restated)
CURRENT ASSETS:
Cash	$79,042	$44,148
Lease receivable	854	79
Prepaid expenses	35,236	20,895
Total current assets	115,132	65,122

Property, plant and equipment, net	2,460,172	1,523,244
Deposits	2,323	5,381
TOTAL ASSETS	$2,577,627	$1,593,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,703	$3,000
Accrued liabilities	392,404	353,788
Derivative liability	531,584	687,462
Convertible note payable, net	245,496	-
Current portion of mortgage loan payable	309,955	33,187
Total current liabilities	1,484,142	1,077,437

Mortgage loan payable	1,522,135	1,203,054
Customer deposits	-	4,900
Deferred option liability	37,900	15,400
Total Non-Current Liabilities	1,560,035	1,223,354
TOTAL LIABILITIES	3,044,177	2,300,791
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,544,574 and 28,789,123 issued and outstanding at March 31, 2017 and June 30, 2016 respectively.	30,545	28,789
Additional paid-in capital	13,375,734	12,201,150
Accumulated deficit	(13,872,829)	(12,936,983)
Total stockholders' deficit	(466,550)	(707,044)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,577,627	$1,593,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

GROW CONDOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net revenues	$26,801	$29,084	$85,968	$89,650

Operating expenses
General and administrative	103,147	45,096	450,818	159,626
Sales and marketing	100,236	290	175,205	1,385
Professional fees	94,236	18,010	155,283	57,840
Derivative liability expense (income)	(295,482)	45,840	(55,862)	45,840
Depreciation and amortization	7,057	7,295	21,171	21,409
Total operating expenses	9,194	116,531	746,615	286,100

Income (Loss) from operations	17,607	(87,447)	(660,647)	(196,450)

Other income (expense):
Interest expense	(137,018)	(16,175)	(275,198)	(43,034)
Total other income (expense), net	(137,018)	(16,175)	(275,198)	(43,034)

Net income (loss)	$(119,411)	$(103,622)	$(935,845)	$(239,484)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Weighted average shares used in completing basic and diluted net loss per common share	30,440,523	28,284,924	29,629,819	9,705,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(935,845)	$(239,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,171	21,107
Non-cash interest expense	198,232	-
Gain (loss) on change in fair value of derivative liability	(55,862)	(5)
Stock based compensation	64,402	-
Changes in operating assets and liabilities:
Deposits	3,058	-
Lease receivable	(775)	994
Prepaid expenses	(14,341)	(7,296)
Accounts payable, trade	1,703	(36,063)
Accrued expenses	73,477	128,575
Deferred option liability	22,500	(7,500)
Net cash used (provided) in operating activities	$(622,280)	$(139,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(283,100)	(21,573)
Net cash used in investing activities	$(283,100)	$(21,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage	(29,151)	(23,602)
Proceeds from notes payable	485,000	80,579
Repayment of other borrowings	(15,575)	-
Proceeds from exercise of warrants	500,000	129,930
Net cash (used) provided by financing activities	$940,274	$186,907

Net increase (decrease) in cash	34,894	25,662

Cash at beginning of period	44,148	42,747
Cash at the end of the period	$79,042	$68,409

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$56,754	$43,034
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Conversion of debt into common stock	$75,000	$-
Debt discount and derivative liability	486,939	-
Shares issued for acquisition of property	$50,000	$-
Seller financing of real estate	$625,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Presentation of Interim Information:

The accompanying unaudited condensed consolidated interim financial statements of Grow Condos, Inc. ("we", "us", "our" or "Company") have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the consolidated financial statements and notes thereto of the Company contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 (“Form 10-K”), which was filed on September 13, 2016. The condensed consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the financial statements for the fiscal year ended June 30, 2016 as reported in the Form 10-K have been omitted.

The Company has reclassified the presentation of certain prior-year information to conform to the current presentation.

Nature of the Corporation:

Grow Condos, Inc. ("GCI" or the "Company") (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) was incorporated on October 22, 1999, in the State of Nevada.

Our wholly owned subsidiary, WCS is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponic grow facilities to support cannabis farmers. WCS intends to own, lease, sell and manage multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.

Our wholly owned subsidiary, Smoke on the Water, Inc. was incorporated on October 21, 2016, in the State of Nevada. Smoke on the Water is focused on acquiring properties in the RV and campground industry.

On March 7, 2017, Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon (see Note 3 below).

Index

Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Change in Accounting Principle and correction of an error

In the fiscal year ended June 30, 2017, the Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASB”) 2015-03 Interest – Imputation of Interest.  This has required the Company to adopt a new accounting principle in which debt offering or issuance costs are net against the debt shown in the liability section of the balance sheet instead of as a stand-alone long-term asset on the balance sheet.  The table below shows the effect of this restatement for the change in accounting principle as of June 30, 2016.

In addition, there was an error in the balance sheet in the period ended June 30, 2016, in which an issuance of stock was mistakenly reversed between the amount shown as common stock and additional paid-in capital which is also corrected in the table below as of June 30, 2016:

	Originally		As
	Presented	Adjustment	Restated

Debt discount, summary	104,982	(104,982)	-
TOTAL ASSETS	1,698,731	(104,982)	1,593,747

Derivatives, net	792,445	(104,983)	687,462
TOTAL LIABILITIES	2,405,774	(104,983)	2,300,791

Common stock	228,680	(199,891)	28,789
Additional paid-in capital	12,001,259	199,891	12,201,150
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,698,731	(104,983)	1,593,747

Principles of Consolidation:

These condensed consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of March 31, 2017. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, equity compensation, allocation of purchase price for acquired assets, assumptions, and methods used to value derivative liabilities.

Index

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the period ended March 31, 2017, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the amount of dilutive shares as of March 31, 2017.

Options	750,000
Warrants	150,000
Convertible notes	700,000
Total diluted shares	1,600,000

Income Taxes:

The Company files income tax returns in the U.S. federal jurisdiction and the State of Oregon.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2016, the Company had available unused operating loss carryforwards of approximately $1,497,116, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,497,116, $63,042 and $377 as of June 30, 2016, 2015 and 2014, respectively, with an offsetting valuation allowance of the same.

Index

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. In their report dated September 6, 2016, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the period from July 1, 2015 to June 30, 2016 concerning the Company's assumption that we will continue as a going concern. The Company operates within an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on our ability to raise capital from stockholders or other sources to sustain operations and ultimately achieve viable profitable operations. As reported in these condensed consolidated financial statements, the Company has not yet achieved profitable operations and has an accumulated deficit of $13,872,829 which we have determined raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Acquisition of Lake Selmac Resort

On March 7, 2017, the Company, through its wholly-owned subsidiary Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon. The Company agreed to acquire the property for a purchase price of $875,000 plus closing costs consisting of a seller financing note in the amount of $625,000 with the seller carrying the note at 5% per annum for the first twelve months and then 6% per annum for the next four years, $200,000 in cash, and 50,000 shares of the Company's common stock valued at $50,000.

Note 4 – Convertible Notes Payable

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

Index

On March 28, 2016 the Company entered into a transaction with Tangiers Global, LLC.  In exchange for $90,000 cash net of fees, the Company issued a convertible promissory note in the amount of $100,000.  The Note had a maturity date of six (6) months from the date of issue and interest at 10% per annum.   On October 11, 2016 the Company received a Notice of Conversion for $50,000.  A total of 200,000 shares were Issued to Tangiers Global, LLC in payment of one half on the debt owed.  On November 11, 2016, the Company received a Notice of Conversion for the balance plus accrued interest of this note. The Company issued total of 240,000 shares of common stock in payment of the balance of the debt plus accrued interest.

On April 4, 2016 the Company entered into a transaction with Tangiers Global, LLC.  In exchange for $25,000 cash net of fees, The Company issued a convertible promissory note in the amount of $25,000.  The Note had a maturity date of April 4, 2017 and an interest at 10% per annum. The note is convertible at any time at the option of the holder into the common stock of the Company at the rate of the lower of (a) $0.25 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 preceding trading days prior to the notice of conversion per $1 of principal. Because of the variable nature of the conversion feature, the Company bifurcated the conversion feature at inception of the note.  On February 16, 2017, the Company received a Notice of Conversion for the balance plus accrued interest of this note. The Company issued total of 110,000 shares of common stock in payment of the balance of the debt plus accrued interest.

On January 9, 2017, the Company entered into a Convertible Promissory Note with a face value of $175,000 at 10% interest with a conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date. This note matures on January 9, 2018.  As part of the agreement, the terms of the note automatically update for any future financings such that the note automatically acquires more beneficial features provided to investors in future financings should they occur while any amount of principal or interest is outstanding under the note. Because of the variable nature of the conversion feature, the Company bifurcated the conversion feature at inception of the note.  At March 31, 2017, the derivative liability resulting from the bifurcation was valued at 212,866. As of March 31, 2017, the beneficial conversion discount associated with the provisions of this note was $136,164.

On January 20, 2017 the Company entered into a transaction with Tangiers Global, LLC, issuing a $165,000, 10% fixed convertible promissory note.  The Note is due July 20, 2017 and bears an interest rate of 10%, and is convertible into shares of the Company's common stock at $.85 per share.  The Note was issued with a $15,000 original issue convertible issue discount.  In connection with the issuance of the Note the Company also issued a warrant to purchase 150,000 shares at $0.85 subject to adjustment for stock splits and the like.  The warrant expires on January 20, 2018.  Proceeds of the Note and any Warrant exercises will be used for working capital, $10,000 of the proceeds of the Note have been allocated to attorney fees. The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants. At March 31, 2017, the derivative liability resulting from the bifurcation was valued at $118,697. Should the Company prepay the note, in whole or in part, a premium between 0% and 50% of the principal and interest is required based on the timing after issuance of the note of the prepayment. As of March 31, 2017, the beneficial conversion discount associated with the provisions of this note was $101,289.

On January 23, 2017 the Company entered into a transaction with Auctus Fund, LLC.  In exchange for $160,000 cash net of fees, the Company issued a convertible promissory note in the amount of $175,000.  The Note has a maturity date of October 23, 2017 and interest at 10% per annum with conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date. Because of the variable nature of the conversion feature, the Company bifurcated the conversion feature at inception of the note.  At March 31, 2017, the derivative liability resulting from the bifurcation was valued at $200,021. Should the Company prepay the note, in whole or in part, a premium between 35% and 50% of the principal and interest is required based on the timing after issuance of the note of the prepayment. As of March 31, 2017, the beneficial conversion discount associated with the provisions of this note was $132,051.

Index

Note 5 – Common Stock Options

The Company has entered into an Equity Incentive Plan with a grant date of April 15, 2016.  The plan allows for immediate vesting.  The total number of shares granted is 2,000,000 shares at an exercise price of $0.40 per share.  The shares under this plan are to be utilized for non-related party compensation.  During the nine months ended March 31, 2017, the Company issued 750,000 shares of common stock related to the exercise of these options. As of March 31, 2017, there were 750,000 options outstanding.

Note 6 – Related Party Transactions

The former Chief Financial Officer, who is a sibling of the Chief Executive Officer, provides the use of her facilities to the Company at no costs to the Company since our inception.

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000 square foot building which has 10 units of approximately 1,500 square feet each available for use. Four units are currently under lease to three different companies. One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO controls.  The agreement with the company controlled by the CEO was entered into prior to the incorporation of Grown Condos, Inc.  The lease term begins once the tenant improvements are completed and the premises are occupied, and continues for a period of 36 months. The lease agreement requires no rental payments for the first 12 months of the lease and rental payments of $54,000 per year for the second and third year of the lease. As of July 1, 2016, the lease term has begun on two of the five units. The lease term has not begun as of March 31, 2017 on the remaining three units and no revenue associated with these three units has been recorded in the accompanying financial statements.

The CEO had loaned the Company a net of $15,575 the entire amount was re-paid on December 7, 2016.

From November 2015 to December 2016, the two employees of the Company, the CEO and the CFO had not been compensated.  The salaries owed them plus employer taxes, based on their employee agreements entered into in November 2015 have been accrued monthly.  In December 2016 a partial payment of accrued salaries was paid.  The total gross wages paid was $153,600 plus $13,753 for employer payroll taxes both to federal and state entities.

In consideration for the contributions to the Company made by the Board of Directors, the following compensation was approved and issued on October 18, 2016.  For the year ended June 30, 2016, members of the Board were issued a total of 13,334 shares of common stock valued at $18,934. For the nine months ended March 31, 2017, members of the Board were issued an aggregate of 45,788 shares of common stock valued at $54,074

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended June 30, 2016.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

Overview

On June 30, 2015, GCI entered into a definitive agreement (the "Agreement") with the members of WCS Enterprises, LLC (“WCS”) for the acquisition of all of the outstanding membership interests of WCS in exchange for 20,410,000 restricted shares of GCI's common stock. The shares were issued to a total of three persons pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  In connection with the Agreement, one member of WCS gained control of GCI by virtue of his stock ownership in the Company received in the acquisition. This member acquired 18,369,000 shares of GCI common stock on June 30, 2015, in exchange for his ownership share of WCS. The shares received under the Agreement gave this member effective control of GCI by virtue of holding approximately 44% of GCI's voting stock.  In addition, on June 30, 2015, the GCI CEO, President and CFO resigned and the WCS officers were appointed to fill these position by the board of directors of GCI.  In total, the WCS members hold 51.67% of the post-acquisition common stock of GCI and GCI's officers are the former officers of WCS, making the transaction a reverse acquisition.

Our wholly-owned subsidiary, WCS is an Oregon limited liability company which was formed on September 9, 2013, began operations in October 2014, and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS resulted in a change of control of the Company and at or shortly after the closing of such acquisition; the persons designated by WCS became the officers and directors of the Company.  As a result of our acquisition of WCS in June 2014, we became engaged in the real estate purchaser, developer and manager of specific use industrial properties business and continue to develop and operate our social networking projects.

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

Index

On October 21, 2016, the Company formed the company Smoke on the Water as a wholly-owned subsidiary. Smoke on the Water is focused on acquiring properties in the RV and campground industry.

On March 7, 2017, Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon. The Company agreed to acquire the property for a purchase price of $875,000 plus closing costs consisting of a seller financing note in the amount of $625,000, and 200,000 in cash, and 50,000 shares of the Company's common stock valued at $50,000.

At the present time the Company and its wholly owned subsidiaries have fixed monthly operating costs of approximately $14,460.  The monthly fixed operating expenses are comprised of $7,396 in monthly mortgage payments on our building, $665 for building security, $4,443 per month for the salaries of our CEO and CFO, approximately $565 in utilities, approximately $1,550 in property taxes and $408 for insurance.  Accordingly, expenses associated with maintaining the building are approximately $10,000 per month. The Company also has variable expenses relating to the development of its business plan and the payment of professional fees.  The amount and extent of the variable expenses over the next 12 months are unknown at this time.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Our revenue for the three months ended March 31, 2017 was $26,801 compared to $29,084 for the three months ended March 31, 2016. All of our revenue was derived through our subsidiary and was comprised of monthly rental income from tenants.

Operating Expenses

General and Administrative: General and administrative expenses increased $58,051 to $103,147 for the three months ended March 31, 2017 from $45,096 for the same period in 2016. The increase in general and administrative expense is attributable to an increase in employee wages and stock based compensation.

Sales and Marketing: Sales and marketing expenses increased $99,946 to $100,236 for the three months ended March 31, 2017 from $290 for the same period in 2016. The increase in sales and marketing expenses is primarily attributable to an increase in advertising of $95,565.

Index

Professional fees: Professional fees increased $76,226 to $94,236 for the three months ended March 31, 2017 from $18,010 for the same period in 2016. The increase in professional fees is attributable to an increase in fees associated with the convertible notes during the period.

Derivative liability expenses: Derivative liability expenses decreased $341,317 to a credit of $295,482 for the three months ended March 31, 2017 from $45,840 for the same period in 2016. The decrease in derivative liability expense is attributable to the value ascribed and its changes in value over time for the convertible notes during the period.

Interest Expense

Our interest expense for the three months ended March 31, 2017 totaled $137,018 compared to $16,175 for the three months ended March 31, 2016.  The interest expense for the three months ended March 31, 2017 consisted primarily of costs associated with beneficial conversion feature discounts of our convertible notes, interest on notes payable, and mortgage interest. For the three months ended March 31, 2016, all interest expense was related to the either mortgages on the Company's rental property or interest on the Pioneer promissory note.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Revenue

Our revenue for the nine months ended March 31, 2017 was $85,968 compared to $89,650 for the nine months ended March 31, 2016. All of our revenue was derived through our subsidiary and was comprised of monthly rental income from tenants.

Operating Expenses

General and Administrative: General and administrative expenses increased $291,192 to $450,818 for the nine months ended March 31, 2017 from $159,626 for the same period in 2016. The increase in general and administrative expense is attributable to an increase in employee wages and stock based compensation.

Sales and Marketing: Sales and marketing expenses increased $173,820 to $175,205 for the nine months ended March 31, 2017 from $1,385 for the same period in 2016. The increase in sales and marketing expenses is primarily attributable to an increase in advertising of $173,820.

Professional fees: Professional fees increased $97,443 to $155,283 for the nine months ended March 31, 2017 from $57,840 for the same period in 2016. The increase in professional fees is attributable to an increase in fees associated with the convertible notes during the period.

Derivative liability expenses: Derivative liability expenses decreased $101,702 to $(55,862) for the nine months ended March 31, 2017 from $45,840 for the same period in 2016.

Interest Expense

Our interest expense for the nine months ended March 31, 2017 totaled $275,198 compared to $43,034 for the nine months ended March 31, 2016.  The interest expense for the nine months ended March 31, 2017 consisted primarily of costs associated with beneficial conversion feature discounts of our convertible notes, interest on notes payable, and mortgage interest. For the nine months ended March 31, 2016, all interest expense was related to the either mortgages on the Company's rental property or interest on the Pioneer promissory note.

Index

Liquidity and Capital Resource; Going Concern

At March 31, 2017, the Company had cash on hand of $79,042.  This is sufficient to sustain the day to day operations of the Company for approximately 60 days.  It is not likely that operating revenues will increase in the near future to a sufficient extent to cover the operating expenses of the Company.  Therefore, it will be necessary to obtain additional capital from the sale of equity or debt securities to continue operations beyond 60 days.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures.

Index

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The CFO oversees all accounting functions. For any transactions that are not considered regular day to day transactions or are expense reimbursement transactions, approval is requested from the CEO.

We do not believe that this material weakness has resulted in deficient financial reporting because we have worked through the reporting process to review our transactions to assure compliance with professional standards.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2017, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Index

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended March 31, 2017, the Company issued 21,924 shares of common stock for services valued at $24,774, 350,000 shares of common stock for the conversion of a note valued at $395,500, and 50,000 shares of common stock valued at $50,000 related to the purchase of the Lake Selmac Resort.

Item 3. Defaults Upon Senior Securities.

There have been no events that are required to be reported under this Item.

Index

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits.

Exhibit	Description
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

GROW CONDOS, INC.

By:/s/ Wayne A. Zallen                                                                                             Date:  May 22, 2017

     WAYNE A. ZALLEN, CEO

By: /s/ Charles B. Mathews                                                                                      Date:  May 22, 2017

     CHARLES B. MATHEWS, CFO