Form 10-K
period 2017-06-30
GROW CONDOS, INC.
filed 2018-04-24
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter.

The market value of the voting and non-voting common stock held by non-affiliates totaled $60,433,762 based upon a valuation of $1.14 per share, that being the closing price onDecember 30, 2016the last business day of the registrant's most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 18, 2018, 2018, the registrant had 88,926,057 shares of common stock outstanding.

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

WCS Enterprises

Our wholly-owned subsidiary, WCS Enterprises, LLC ("WCS Enterprises") is an Oregon limited liability company which was formed on September 9, 2013 and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS Enterprises resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the business of being areal estate purchaser, developer and manager of specific use industrial properties business.

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

Smoke on the Water, Inc.

Smoke on the Water, Inc., was incorporated on October 21, 2016, in the State of Nevada and is a wholly owned subsidiary.

Smoke on the Water Business Operations

Smoke on the Wateris designed to capitalize on the country's growing level of recreational marijuana acceptance. The company plans to engage in a roll up strategy for this highly-fragmented industry and provide turn-key solutions for Marijuana-friendly campgrounds and resorts. The company has strategized to initially develop the property through acquisition, subsequently rebranding the existing RV business to represent the Smoke on The Water brand. Upon project launch, the Company plans to provide fully functional vacationing solutions to campground operators and owners seeking to fill the growing demand for stress free and acceptable vacationing for the pro-personal choice and marijuana smoking community.

On March 7, 2017, Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon.

Owned Properties

We have secured real estate in Eagle Point in Jackson County, Oregon representing our sole condominium operating location.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased to one tenant, a related party.

Further we have acquired real estate located just 20 miles from Grants Pass, Oregon and 2.5 miles east of the Redwood Highway in Selma, Oregon known as the Lake Selmac Resort. The total property occupies approximately 5.85 acres, has 29 RV spaces (13 pull through spots), 2 cabins and a convenience store, boat dock, bath house and coin operated laundry facilities.The Resort facilities also include fishing, swimming, boating, and tent camping. This is our first cannabis friendly tourist destination. We also operate a full service country store.

We also own a parcel of land located within the Pioneer Business Park near Eugene OR, which is currently listed for sale.

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

Tourist Recreation and site rentals

During fiscal 2017 we acquired our first cannabis friendly tourist destination with the purchase of Lake Selmac Resort where we offer facilities including fishing, swimming, boating,  RV parking, tent camping & cabin accommodation.

Supplies and Equipment

We intend in the future, to provide operators state-of-the art equipment and methodology to provide efficient implementation to assistclients to realize stabilized operations faster.

Financing

We intend in the future, to assist tenants with financing for space build-out as well as acquisition of commercial property.

Marketing

Our initial marketing will be aimed at attracting customers through networking with real estate agencies, agents, commercial brokers and consulting groups that are involved in the cannabis industry.  We will target specific trade shows, conferences and seminars associated with cannabis growers.  As our capital for marketing is very limited we are reviewing the cost of advertising on the radio or in print or running ads on certain cannabis industry online websites. Further during 2017 we commenced marketing of our Smoke on the Water brand.  With our Lake Selmac resort property we provide fully functional vacationing solutions to campground operators and owners seeking to fill the growing demand for stress free and acceptable vacationing for the pro-personal choice and marijuana smoking community.

Employees

We currently have four employees two of whom are officers of the Company and one of whom is employed part time. Our employees are not represented by unions and we consider our relationship with our employees to be good.

Facilities

Our office is located at 722 W. Dutton Rd, Eagle Point, Oregon 97524 and is in the building that we own.  We currently pay no rent.  We believe this facility will be adequate for our needs for the next twelve months.

Competition

Commercial real estate:

The commercial real estate market is highly competitive.  We believe finding properties that are zoned for the specific use of allowing cannabis growers may be limited as more competitors enter the market.  Initially we will aggressively target states in the western US that legally allow for medical and recreational cannabis to be grown.  We have identified several competitors that appear to have offerings similar to ours.  They are Zoned Properties, Inc. (ZDPY), MJ Holdings, Inc. (MJNE), and Home Treasure Finders, Inc. (HMTF)

Zoned Properties, Inc. - Zoned Properties, Inc., a real estate investment firm, focuses on acquiring free standing buildings, land parcels, and greenhouses in order to have them re-zoned to be able to carry out aeroponics agricultural grow operations. It plans to operate primarily in Arizona, Illinois, Nevada, and Colorado.

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

Cannabis friendly resort properties:

There are currently 29 states in the U.S. that have legalized medical marijuana and 8 states in the U.S. that permit adult cannabis usage and have adopted laws which govern and permit recreational usage of cannabis on private property and by adults over the age of 21. Oregon, Washington and Colorado are three such states.

The market for cannabis friendly resort properties in those states with recreational cannabis usage laws is small but growing. Presently we have identified only a handful of locations which we believe are competitive to our business model.  Management believes there is substantial room for expansion in this particular field of operation with roll up of privately held resort and campground locations in this burgeoning leisure property space:

(1)Wilderness Bud and Breakfast San Juan National Forest, Pagosa Springs, CO
This property offers a wide variety of wilderness 420 friendly camping experiences featuring 420 Happy Hour, served daily and featuring a selection of the finest organic flowers, cannabis-infused edibles and extracts from the sunny southwest of Colorado.Tipis and tent sites are located on the banks of the Rio Blanco. Camp kitchen, stoves, BBQ, outhouse, solar shower and campfire area are located on the campgrounds.

(2)CanyonSide Campground, Fort Collins, CO
Family owned and operated campground located in the Poudre Canyon, along the Cache La Poudre River. Property has five furnished cabins, ten RV sites with hook-ups and large tenting area. Property is located between Fort Collins and Walden, Colorado.

Further there are various locations in Washington and Colorado which have been identified by The Travel Joint http://thetraveljoint.com/cannabis-camping/ as being friendly to edibles as opposed to smoking cannabis, which have not been included in our competitive analysis.

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

The Department of Justice governs the use of cannabis under the Controlled Substances Act (CSA). Schedule 21 of the U.S. Code includes five established schedules of controlled substances known as schedules I, II, III, IV, and V. The Department of Justice has mandated that schedules established by this section shall be updated and republished on a semi-annual basis during the two-year period beginning one year after October 27, 1970, and shall be updated and republished on an annual basis thereafter. Schedule I includes cannabis in its listing.  Substances included in Schedule I have the following characteristics:

(A) The drug or other substance has a high potential for abuse;

(B) The drug or other substance has no currently accepted medical use in treatment in the United States;

(C) There is a lack of accepted safety for use of the drug or other substance under medical supervision.

On January 4, 2018 the office of the Attorney General published a memo regarding Marijuana Enforcement that rescinds Obama-era directives easing federal enforcement.  While marijuana has always been illegal under federal law, as noted above, certain states have legalized adult usage under various local laws which govern substance usage and limits. In the January 8, 2018 memo, Jefferson B. Sessions, Attorney General has indicated enforcement decisions will be left up to the U.S. Attorney’s in the respective States clearly indicating that the burden is with “federal prosecutors deciding which cases to prosecute by weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of federal prosecution, and the cumulative impact of particular crimes on the community.”

The Company does not believe this directive will have a substantive impact on its planned operations.

On April 13, 2018 it was announced that President Donald Trump had promised Senate Republican Cory Gardner that he will support congressional efforts to protect states that have legalized marijuana, defusing a months-long standoff between Sen. Cory Gardner and the administration over Justice Department nominees. Trump told Gardner that despite the DOJ memo of January 4, 2018, the marijuana industry in Colorado will not be targeted. A bill has not been finalized, but discussion has commenced to find legislation that would, in effect, make clear the federal government cannot interfere with states that have voted to legalize marijuana.(1)

(1)https://www.washingtonpost.com/politics/trump-gardner-strike-deal-on-legalized-marijuana-ending-standoff-over-justice-nominees/2018/04/13/2ac3b35a-3f3a-11e8-912d-16c9e9b37800_story.html

We do not produce, market, or sell cannabis.  We are limiting ourselves to states where the state law allows for the production of cannabis. Beyond the state law allowing for cannabis production our construction must comply with all state and local building requirements as well as zoning requirements.  We work closely with the local authorities regarding zoning and work closely with the local building inspectors to comply in every way with building regulations.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

(1)We own a building at 722 W. Dutton Road, Eagle Point, OR  97524 representing our first operating location for WCS Enterprises.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased, for which the rent has yet begun, to one tenant that is a related party.

We maintain our corporate offices in the building.  The Company occupies one 1,500 sq. ft. unit to use as an office space.

(2)In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park from a private seller in the amount of $326,629 plus closing costs. The property is on 2.65 acres located in the Pioneer Business Park.  The original plans were for building 33-1500 square foot units or approximately 50,000 square feet of warehouse condominiums on the site.

In late 2017, the Company engaged a broker and listed the parcel of land for sale.

(3)In March 2017, the Company acquired a RV and campground park in Selma, Oregon.  The property is located just 20 miles of Grants Pass, Oregon and 2.5 miles east of the Redwood Highway in Selma, Oregonand is known as the Lake Selmac Resort.  The Resort facilities include fishing, swimming, boating, and in addition to RV parking, has tent camping & cabin locations established for accommodation.

ITEM 3:  LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "GRWC".  Set forth below are the high and low closing bid prices for our common stock for each quarter of the last two fiscal years ended June 30, 2017 and 2016.  These bid prices were obtained from OTC MarketsGroup Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

July 1, 2015 through September 30, 2015	$ 2.40	$ 1.00

October 1, 2015– December 31, 2015	$ 2.20	$ 0.62

January 1, 2016 through March 31, 2016	$ 0.62	$ 0.22

April 1, 2016 through June 30, 2016	$ 2.30	$ 0.55

July 1, 2016 through September 30, 2016	$ 1.55	$ 0.70

October 1, 2016 through December 31, 2016	$ 1.92	$ 0.61

January 1, 2017 through March 31, 2017	$ 1.35	$ 0.89

April 1, 2017 through June 30, 2017	$ 1.12	$ 0.55

Holders

The number of record holders of the Company's common stock as of April 18, 2018 is approximately 183not including an indeterminate number who may hold shares in "street name."

Common Stock Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

 Options

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (“Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 2 million shares of common stock, options exercisable into common stock of the Company or stock purchase rights exercisable into shares of common stock of the Company.  The plan is administered by the board of directors unless a separate delegation to an administrator is made by the board of directors.   Options granted under the plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years.  In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of common stock of the Company by the grantee.  All vesting conditions are set by the board or administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (“Stock Plan”).   As a condition of adoption of the Stock Plan, the Company entered into a registration statement on Form S-8 and covered the shares issued under the plan, which registration statement was filed in December 2015.  The Stock Plan allows for the issuance up to a maximum of 2 million shares of common stock of the Company.  The plan is administered by the board of directors unless a separate delegation to an administrator is made by the board of directors.  The Stock Plan shall continue in effect until such time as is terminated by the Board or all shares are issued pursuant to the Stock Plan.

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

Common and Preferred Stock

The Company's authorized common stock consists of 100,000,000 common shares with par value of $0.001 and 5,000,000 shares of preferred stock with par value of $0.001 per share.

Reverse Stock Split:

Our board of directors and the holders of a majority of the shares of Common Stock entitled to vote thereon have adopted a resolution authorizing, but not requiring, a reverse split of our common stock at a ratio of 1-for-20.  As a result of such reverse stock split, which was affected on November 16, 2015, the stock split has been recognized retroactively in the stockholders’ equity accounts as of October 22, 1999, the date of our inception, and in all shares and per share data in the financial statements included herein.

Recent Sales of Unregistered Securities

Common Stock

Share issuances subsequent to the year ended June 30, 2017.

Subsequent to June 30, 2017 the Company issued a total of 44,010,791 shares of common stock upon conversion of the principal and unpaid interest accrued on its convertible notes and issued a total of 13,870,692 shares of common stock to members of the Board, employees and consultants for compensation.

In April 2018, the Company sold 500,000 shares of its common stock to a director for cash in the amount of $20,000.

Share issuances during the fiscal year ended June 30, 2017:

During the year ended June 30, 2017, the Company issued 21,924 shares to employees, board members and consultants for services rendered.  The Company valued those issuances on the closing price of the Company’s stock as traded in the other-the-counter market on the date of grant.

The Company issued 902,163 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2016.

The Company issued 50,000 shares of common stock as partial payment of the purchase price for the RV and Campground in Selma, Oregon.

In the year ended June 30, 2017, a holder exercised options (see below) and acquired 1,000,000 shares of common stock of the Company and remitted cash in the amount of $400,000 to the Company.

Share issuances during the fiscal year ended June 30, 2016:

During the year ended June 30, 2016, the Company issued 1,191,364 shares to employees, board members and consultants for services rendered.  The Company valued those issuances on the closing price of the Company’s stock as traded in the other-the-counter market on the date of grant.

In September 2015, the Company and its former attorneys entered into a settlement of outstanding invoices due, in which the attorneys agreed to accept 45,000 shares of the Company’s common stock in full satisfaction of the $71,469 owed as of that date.

Preferred Stock

The Company has designated a Series A Convertible Preferred Stock (the "Series A Preferred").  The number of authorized shares totals 5,000,000 and the par value is $.001 per share.  The Series A Preferred shareholders vote together with the common stock as a single class.  The holders of Series A Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Series A Preferred shall be entitled to 5 votes per share and have a conversion right granted to the holder to allow to convert into 5 common shares of the Company for each Series A Preferred Share held.

In December 2015, the board of directors of the Company granted the CEO and board member 5,000,000 shares of Series A preferred stock, which upon receipt were immediately converted by the holders into 25,000,000 shares of common stock of the Company.  The Company valued this issuance at $25 million, based upon the closing price of the common stock on date of grant of the Series A Preferred Shares.

All stockissuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

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

Financial Statements

Theconsolidated financial statements which are a part of this Report are as of June 30, 2017 and 2016.Theconsolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS Enterprises, LLC and Smoke on the Water, Inc. as of June 30, 2017. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Following is management's discussion and analysis of those financial statements. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in Report on Form 10-K for the fiscal years ended June 30, 2017 and 2016.

Plan of Operations

The Company believes that its existing capital resources may not be adequate to satisfy its cash requirements for the next twelve months and further funding will be required to fully execute our business plans. Through the date of this report we have been able to rely on bank and non-bank financing in the form of mortgages, convertible notes with third parties, sales of common stock, and advances from related parties to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2018 and beyond based on its current operating plan and condition.  The Company expects cash flows from operating activities to improve, primarily as a result of increased revenues from our current and proposed operating activities, however we do not presently have enough revenue tomeet our overhead. We will continue to rely on funding from our officers, directors and third parties to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to meet our obligations in the normal course. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Results of Operations

Revenues

During the fiscal years ended June 30, 2017 and 2016, respectively we have recorded net revenues of $143,441 and $106,533 respectively.

Operating Expenses

Our consolidated operating expenses for the fiscal years ended June 30, 2017 and 2016 were as follows:

Operating expenses
Cost of revenues	12,755	-
General and administrative	494,156	29,220,657
Sales and marketing	226,087	205,035
Professional fees	137,214	70,372
Depreciation, amortization and impairment	125,991	310,840
Total operating expenses	996,203	29,806,904

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, stock based compensation, consulting fees and miscellaneous office costs.

During the comparative fiscal years ended June 30, 2017 and 2016, The Company experienced a substantial decrease in general and administrative expenses as a result of stock based compensation expense recorded in fiscal 2016 of $28,862,140 as compared to ($5,936) during the current fiscal year.  Included in stock based compensation in the fiscal year ended June 30, 2016 was $25,000,000 in compensation associated with the issuance of 5,000,000 preferred shares to directors as compensation, as well as an additional $3,862,140 in expenses recorded relative to shares issued for non-employee services, common shares issued to directors as compensation, and certain stock options granted.  During fiscal 2017, stock based compensation includes shares issued for non-employee services and certain shares issued to directors valued at $26,081 offset by the revaluation at time of vesting of an option issued to a consultant recorded in the prior fiscal year totaling $32,017, resulting in a gain of $5,936.   Professional fees increased from $70,372 during fiscal 2016 to $137,214 in fiscal 2017 as the Company was required to re-audit its fiscal 2016 results, and also reported increased legal fees year over year. Depreciation, amortization and impairment declined from $310,840 in fiscal 2016 to only $125,991 in fiscal 2017 as a result of management’s impairment testing of certain land and condominium tenant building operations of WCS at the close of fiscal 2016, resulting in a one time write down of $282,600, with an impairment recorded for Grow Condos for construction deposits and other costs related to the land purchased in March 2017in the amount of approximately $97,800.

Total operating expenses during fiscal 2017 totaled $996,203 as compared to $29,806,904 in fiscal 2016.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in fiscal 2017 and 2016 totaled $762,093 and $97,844 respectively.  The substantial increase to other expenses in fiscal 2017 is directly related to amortization of debt discount of $639,107 in the current fiscal year as compared to only $49,937 in the prior comparative fiscal year.

Net losses in the fiscal years ended June 30, 2017 and 2016 totaled $1,614,855 and $29,798,215 respectively.

Liquidity and Capital Resources

	At June 30, 2017	At June 30, 2016

Current Assets	$46,946	$59,551
Current Liabilities	2,075,990	535,709
Working Capital Deficit	$(2,029,044)	$(476,158)

As of June 30, 2017, the Company had total current assets of $46,946 and a working capital deficit of $2,029,044 compared to total current assets of $59,551 and a working capital deficit of $476,158 as of June 30, 2016. The increase in our working capital deficit was due to a substantial increase in our accrued liabilities of $291,301 which allowed us to continue ongoing operations, as well as a substantive increase to short term mortgages of $827,322 as we acquired additional property during the current year and one of our mortgages is now due within the 12 months following June 30, 2017. The Company also entered in certain convertible loan agreements during the most recent fiscal year which further increased our current liabilities.

During the fiscal year ended June 30, 2017, cash used by operating activities totaled $533,550, primarily as a result of a net loss from operations of $1,614,855, offset by certain non cash adjustments including non-cash interest of $655,898, and depreciation, amortization and impairment expenses of $125,991.  In fiscal 2016 cash used by operating activities totaled $316,357 with a net loss from operations of $29,798,215 offset by non cash adjustments including stock based compensation of $28,862,140, non-cash interest of $49,937 and depreciation, amortization and impairment expenses of $310,840.

Net cash used in investing activities was $268,107 in fiscal 2017 as compared to $22,322 in fiscal 2016, primarilyas a result of the purchase of certain property in fiscal 2017.

Net cash provided by financing activities was $787,576 in fiscal 2017 as compared to $340,080 in fiscal 2016.  During fiscal 2017 the Company received proceeds from convertible notes of $440,000 and proceeds from the exercise of options totaling $400,000, offset by certain mortgage repayments and repayments to related parties.  During fiscal 2016, the Company received proceeds from convertible notes of $158,750, proceeds from the exercise of options of $200,000 and $10,575 from advances of related parties, offset by mortgage repayments.

Going Concern

At June 30, 2017 and June 30, 2016, the Company reported a net loss of $1,614,855 and $29,798,215, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan.  As of June 30, 2017, we had a net working capital deficit of approximately $2,029,000. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. Through October 2018, three of the four mortgages on the properties of the Company mature, which will require approximately $1.2 million to satisfy those mortgages.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether.The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the period ended June 30, 2017 and 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Grow Condos, Inc.:

We have audited the accompanying consolidated balance sheets of Grow Condos, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Stem Holdings, Inc. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the year ended September 30, 2017 and for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations since inception and is dependent upon access to additional external financing. These conditions raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois

April 24, 2018

GROW CONDOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,
ASSETS	2017	2016

CURRENT ASSETS:
Cash	$30,067	$44,148
Lease receivable, net of allowance for doubtful accounts	89	79
Prepaid expenses	16,790	15,324
Total current assets	46,946	59,551

Property, plant and equipment, net	2,092,320	1,241,204
Other assets	26,006	22,539
Deposits	2,823	5,381
TOTAL ASSETS	$2,168,095	$1,328,675

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,236	$3,000
Accrued liabilities	588,903	297,602
Advances from related parties	100,000	115,575
Convertible notes payable, net of discount	514,264	83,907
Short term mortgages	827,322	-
Current portion of mortgage loans payable	26,265	35,625
Total current liabilities	2,075,990	535,709

Mortgage loans payable, net of current portion	970,805	1,200,616
Other liabilities	52,500	20,300
Total Non-Current Liabilities	1,023,305	1,220,916
TOTAL LIABILITIES	3,099,295	1,756,625
Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,795,375 and 28,821,288 issued, issuable and outstanding at June 30, 2017 and June 30, 2016 respectively.	30,795	28,821
Additional paid-in capital	41,891,602	40,781,971
Accumulated deficit	(42,853,597)	(41,238,742)
Total stockholders' deficit	(931,200)	(427,950)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,168,095	$1,328,675

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 30,
	2017	2016

Net revenues	$143,441	$106,533

Operating expenses
Cost of revenues	12,755	-
General and administrative	494,156	29,220,657
Sales and marketing	226,087	205,035
Professional fees	137,214	70,372
Depreciation, amortization and impairment	125,991	310,840
Total operating expenses	996,203	29,806,904

Income (Loss) from operations	(852,762)	(29,700,371)

Other income (expense):
Gain on cancellation of purchase option	-	12,000
Interest expense	(762,093)	(109,844)
Total other income (expense), net	(762,093)	(97,844)

Net income (loss)	$(1,614,855)	$(29,798,215)

Basic and diluted net loss per common share	$(0.05)	$(1.65)

Weighted average shares outstanding used in completing basic and diluted net loss per common share	29,903,599	18,086,909

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2017 and 2016

							Total
	Preferred Shares		Common Stock		Additional	Accumulated	Liabilities
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	& Shareholders Deficit
Balance, June 30, 2015	-	$-	2,084,924	$2,085	$11,547,068	$(11,440,527)	$108,626
Shares issued to non-employee for services			1,010,000	1,010	1,009,240		1,010,250
Shares issued to satisfy liability			45,000	45	71,424		71,469
Common shares issued to officer anddirectors for compensation			181,364	181	274,742		274,923
Preferred shares issued to officer and directors for compensation	5,000,000	5,000			24,995,000		25,000,000
Conversion of Series A Preferred stock	(5,000,000)	(5,000)	25,000,000	25,000	(20,000)		-
Stock option granted					2,580,217		2,580,217
Exercise of options			500,000	500	199,500		200,000
Beneficiary conversion feature associated with convertible notes					124,780		124,780
Loss for the period						(29,798,215)	(29,798,215)
Balance, June 30, 2016	-	-	28,821,288	28,821	40,781,971	(41,238,742)	(427,950)
Exercise of options			1,000,000	1,000	399,000		400,000
revaluation of consultant options upon vesting					(32,017)		(32,017)
Shares issued due to conversion of convertible notes and unpaid interest			902,163	902	224,639		225,541
Shares issued to non-employee for services			7,500	8	7,192		7,200
Shares issued to Officers and Directors			14,424	14	18,867		18,881
Beneficiary conversion feature associated with convertible notes					440,000		440,000
Shares issued as part of purchase price for property acquisition			50,000	50	51,950		52,000
Loss for the period						(1,614,855)	(1,614,855)
Balance, June 30, 2017	-	$-	30,795,375	$30,795	$41,891,602	$(42,853,597)	$(931,200)

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended June 30,
		2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,614,855)	$(29,798,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense		125,991	310,840
Non-cash interest		655,898	49,937
Stock based compensation		(5,936)	28,862,140
Gain on cancellation of property purchase option		-	(12,000)
Changes in operating assets and liabilities:
Lease receivable		(10)	1,082
Prepaid expenses		(1,466)	(9,099)
Other assets		(909)	(16,696)
Accounts payable, trade		16,236	(67,036)
Accrued expenses		291,301	362,690
Other liabilities		200	-
Net cash used (provided) in operating activities		(533,550)	(316,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property		32,000	6,000
Purchase of property, plant, and equipment		(300,107)	(28,322)
Net cash used in investing activities		(268,107)	(22,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages		(36,849)	(29,245)
Proceeds from convertible notes		440,000	158,750
Proceeds (repayments) related party advances		(15,575)	10,575
Proceeds from exercise of options		400,000	200,000
Net cash (used) provided by financing activities		787,576	340,080

Net increase (decrease) in cash		(14,081)	1,401
Cash at beginning of period		44,148	42,747
Cash at the end of the period		$30,067	$44,148

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest		$56,735	$52,704
Cash paid for income taxes		$-	$-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock		$225,541	$-
Shares issued for acquisition of property		$52,000	$-
Settlement of liability through issuance of stock	$		$71,469
Beneficial conversion feature discount recorded		$440,000	$124,780
Stock settled debt liability		$350,000	$-
Seller financing of real estate		$625,000	$267,129

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of the Corporation:

Grow Condos, Inc. ("GCI" or the "Company") (f/k/a Fanatic Fans Inc. and Calibrus, Inc.) was incorporated on October 22, 1999, in the State of Nevada.

Our wholly owned subsidiary, WCS Enterprises, Inc. (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponics grow facilities to support cannabis farmers. WCS intends to own, lease, sell and manage multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.

Our wholly owned subsidiary, Smoke on the Water, Inc. was incorporated on October 21, 2016, in the State of Nevada. Smoke on the Water is focused on acquiring properties in the RV and campground rental industry.

On March 7, 2017, Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon (see Note 3 below).

Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of June 30, 2017. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Significant estimates include, but are not limited to, assumptions used in the valuation of equity compensation, allocation of purchase price for acquired assets and assumptions used in our impairment testing of long-lived assets.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Lease Receivables and deferred rent

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2017, and 2016, an allowance for doubtful accounts was recorded in the amount of $ 2,861.  As of June 30, 2017 and 2016, the Company had recorded deferred rent for the straight-line value of rental income of $26,006 and $22,539 respectively as part of other assets.

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

Land	Indefinite
Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

☐	persuasive evidence of an arrangement exists;
☐	use of the real property has taken place or services have been rendered;

☐	the fee for the arrangement is fixed or determinable; and
☐	collectability is reasonably assured.

Persuasive Evidence of an Arrangement – We document all terms of an arrangement in a real property lease signed by the tenant, for leases with a term greater than 30 days, prior to recognizing revenue.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

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

Future minimum lease payments to be received under non-cancelable real property leases are as follows as of June 30, 2017 for the fiscal year ending in:

2018	$117,400
2019	16,200

$133,600

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $226,087 and $205,035 for the fiscal years ended June 30, 2017 and 2016, respectively.

Fair Value of Financial Instruments:

The Company follows the fair value measurement rules, which provides guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. These rules establish a fair value hierarchy for inputs to be used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the balance sheet date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Inputs are unobservable and reflect the Company’s assumptions as to what market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. For service type awards, share-based compensation expense is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award. For awards that vest or begin vesting upon achievement of a performance condition, the Company estimates the likelihood of satisfaction of the performance condition and recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model.

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term, so long as the option does not contain provisions that require a more complex model to be used.

Convertible debt and beneficial conversion features

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

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of December 31, 2017 and 2016, the Company had recorded within Convertible Notes, net of discount, the amount of $350,000 and $nil for the value of the stock settled debt for certain convertible notes (see Note 8).

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured at rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded when it is not more likely than not that all or a portion of the net deferred tax assets will be realized.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the fiscal years ended June 30, 2017 and 2016, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of June 30, 2017.

Options	500,000
Warrants	300,000
Convertible notes*	2,567,000
Total diluted shares	3,367,000

* the number of shares was calculated based on the closing price of the common stock of the Company as of June 30, 2017.

Recent accounting pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This standard clarifies the presentation of certain specific cash flow issues in the Statement of cash flows. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. This standard requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This standard is effective for public companies who are SEC filers for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This standard changed the definition of a business to help entities determine whether a set of transferred assets and activities is a business. This standard is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU No. 2017-01 and applied the guidance to the Transaction, which was accounted for as an asset acquisition under the revised guidance.

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will be also required to disclose that compensation expense has not changed if applicable. This standard is effective for public companies who are SEC filers for fiscal years, and interim periods

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including any interim period for which financial statements have not yet been issued or made available for issuance. The guidance will be applied prospectively to awards modified on or after the adoption date. The Company expects to adopt this guidance when effective.

Note 2 – Going Concern

At June 30, 2017 and June 30, 2016, the Company reported a net loss of $1,614,855 and $29,798,215, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan.  As of June 30, 2017, we had a net working capital deficit of approximately $2,029,000. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. Through October 2018, three of the four mortgages on the properties of the Company mature, which will require approximately $1.2 million to satisfy those mortgages.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether.The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 3 – Acquisition of Lake Selmac Resort

On March 7, 2017, the Company, through its wholly-owned subsidiary Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon. The Company agreed to acquire the property for a purchase price of $875,000 plus closing costs consisting of a seller financing note in the amount of $625,000 with the seller carrying the note at 5% per annum for the first twelve months and then 6% per annum for the next four years, $200,000 in cash plus closing costs, and 50,000 shares of the Company's common stock valued at $52,000 based on the closing price of the common stock at the close.  Because all RV and campground rentals have contracts lengths for a maximum term of 30 days, no amounts were allocated to the small number of rentals acquired at acquisition.

Note 4 – Acquisition of Land in Pioneer Business Park

In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park from a private seller in the amount of $326,629 plus closing costs.  As part of the purchase, the Seller financed through a note payable $267,129 of the purchase price (see Note 7).  The intent of the Company was to build an industrial condominium building on the parcel, akin to the WCS property.  The Company was unable to secure additional funding via debt or equity and due to the hostility of the local county government towards the intended operations of the tenants, the Company in late calendar 2017 abandoned those plans.  As part of the abandonment, the Company recorded an impairment charge in the amount of approximately $97,800 for the value of contractor deposits and other deposits on improvements in the fiscal year ended June 30, 2017.  After June 30, 2017, the Company has made the determination due to the hostility of the local government to put the parcel up for sale (see Note 13).

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property and Equipment, Net

Property and improvements consisted of the following as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Cost
Buildings and improvements	$1,360,240	$1,114,190
Land	1,103,791	482,205
Furniture and Fixture	15,271	3,563
	2,479,302	1,599,958
Less: accumulated depreciation and impairment	(386,982)	(358,754)
	$2,092,320	$1,241,204

On June 30, 2016, the Company made the determination in its impairment testing that the land and condominium tenant building operation of WCS required an impairment of approximately $282,600.

Depreciation expense (excluding impairment) amounted to $28,228 and $28,228 for the year ended June 30, 2017 and 2016, respectively.

Note 6 – Accrued Liabilities

Accrued Liabilities at June 30, 2017 and 2016 consist of the following:

	June 30, 2017	June 30, 2016
Accrued salaries and wages	$514,372	294,800
Accrued expenses	74,531	2,802
	$588,903	297,602

Note 7 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294.  The mortgage is secured by liens against certain properties owned by the Seller.  As of June 30, 2017 and 2016, the balance on the mortgage was $827,322 and $859,209, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3%, requires 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329.  The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  As of June 30, 2017 and 2016, the balance on the mortgage was $107,139 and $109,903, respectively.

In April 2016, as more fully described in Note 4, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017 and 2016, the balance on the mortgage was $267,129, respectively.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Mortgages Payable(cont’d)

interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018.  The note is unsecured.

In March 2017, as more fully described in Note 3, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months.  Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of June 30, 2017, the balance on the mortgage was $622,802.  The note is unsecured.

The future principal payments for loans with maturity dates greater than one year required under our mortgages as of June 30, 2017 were as follows:

2018	$26,265
2019	365,403
2020	8,882
2021	9,430
2022	587,090
Thereafter	-
$997,070

Because the Company successfully refinanced the Seller mortgage for the Pioneer Business Park parcel, the Company has treated that mortgage as long-term in these financials statements, and the payments required over the term of the mortgage are included in the table above.

Note 8 – Convertible Notes Payable

At June 30, 2017 and June 30, 2016, convertible notes payable consisted of the following:

	June 30, 2017	June 30, 2016
Principal amount	$515,000	$208,750
Liability on stock settled debt	350,000	-
Less: unamortized debt discount	(350,736)	(124,843)
Convertible notes payable, net	$514,264	$83,907

Auctus Fund, LLC Agreement:

On March 21, 2016 the Company entered into a transaction with Auctus Fund, LLC (“Auctus”).  In exchange for $75,000 cash net of fees, the Company issued a convertible promissory note in the amount of $83,750.  The Note had a maturity date of nine (9) months from date of issue and interest at 10% per annum. The note is convertible at any time at the option of the holder into the common stock of the Company at the rate of the lower of (a) $0.25 or (b) 50% of the lowest trading price of the Company’s common stock during the 10 preceding trading days prior to the notice of conversion per $1 of principal.  Total beneficial conversion feature discount recognized was $56,780 which is being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 and 2016, the Company recognized interest expense of $36,752 and $20,028, respectively, related to the amortization of the debt discount. The unamortized balance was $nil and $36,752, respectively, as of June 30, 2017 and 2016.  In October 2016, Auctus gave notice of conversion and the Company issued 352,163 shares of its

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Convertible Notes Payable(cont’d)

common stock in full satisfaction of the entire principal and accrued interest balance of $88,041 of the convertible note.

On January 23, 2017 the Company entered into a convertible promissory note with Auctus Fund, LLC, and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note has a maturity date of October 23, 2017 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. In connection with the issuance of the Note the Company also issued a one year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 21 months.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants.  Total beneficial conversion feature discount recognized was $325,000 which is being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $188,095 related to the amortization of the beneficial conversion feature discount and $14,469 related to the amortization of original issuance cost. The unamortized balance of beneficial conversion feature was $136,905 and the unamortized balance of original issuance cost was $10,531 as of June 30, 2017.  Subsequent to the year ended June 30, 2017, Auctus gave notice and fully converted the entire principaland accrued interest balance into 13,403,839 shares of common stock of the Company.

Tangiers Financing Agreement:

On March 28, 2016 the Company entered into convertible note with Tangiers Global, LLC (“Tangiers”), and received net proceeds of $75,000 from a convertible note in the gross amount of $100,000.  The Note had a maturity date of six (6) months from the date of issue and interest at 10% per annumwith fixed conversion price of $0.25.The Company paid original issuance cost of $10,000 and included legal fees incurred by Tangiers of $15,000 in connection with this note which will be amortized over the term of the convertible note. Total beneficial conversion feature discount recognized was $68,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017, the Company recognized interest expense of $50,488 related to the amortization of the beneficial conversion feature discount and $18,562 related to the amortization of original issuance cost. During the fiscal year ended June 30, 2016, the Company recognized interest expense of $17,512 related to the amortization of the beneficial conversion feature discount and $6,438 related to the amortization of original issuance cost.  As of June 30, 2017, and 2016, the unamortized balance of beneficial conversion feature was $nil and $50,488, respectively, and the unamortized balance of original issuance cost was $nil and $18,562, respectively.In October and November 2016, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $110,000 into 440,000 shares of common stock of the Company.

On April 4, 2016 the Company entered into convertible promissory note in the amount of $25,000 and received zero proceeds. The Note had a maturity date of April 4, 2017 and an interest at 10% per annum. The note is convertible at any time at the option of the holder into the common stock of the Company at the rate of the lower of (a) $0.25 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 preceding trading days prior to the notice of conversion per $1 of principal. Total beneficial conversion feature discount recognized was zero.  During the fiscal year ended June 30, 2017 and 2016, the Company recognized interest expense of $19,041 and $5,959 related to the amortization of issuance cost, respectively. As of June 30, 2017, and 2016, the unamortized balance of issuance cost was $nil and $19,041, respectively.In February 2017, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $27,500 into 110,000 shares of common stock of the Company.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Convertible Notes Payable(cont’d)

On January 20, 2017 the Company entered into a convertible promissory notein the amount of $165,000.  The Note is due July 20, 2017 and bears an interest rate of 10% and is convertible into shares of the Company's common stock at $.85 per share, unless the event of a default, at which time the conversion rate changes to a fixed 50% discount to the lowest prior 10 day trading price.  The Note was issued with a $15,000 original issue convertible issue discount.  In connection with the issuance of the Note the Company also issued a one year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 1 year.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants. Total beneficial conversion feature discount recognized was $140,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017, the Company recognized interest expense of $124,530 related to the amortization of the beneficial conversion feature discount and $22,238 related to the amortization of original issuance cost and legal fees. As of June 30, 2017, the unamortized balance of beneficial conversion feature was $15,470 and the unamortized balance of original issuance cost and legal fee was $2,762, respectively.  Subsequent to the year ended June 30, 2017, and upon default for non-payment, Tangiers gave notice and converted the entire principal and accrued interest balance into 15,023,320 shares of common stock of the Company.

EMA Financing Agreement:

On January 9, 2017 the Company entered into a convertible promissory note with EMA Financial LLC and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note has a maturity date of January 9, 2018 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. Total beneficial conversion feature discount recognized was $325,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $153,151 related to the amortization of the beneficial conversion feature discount and $11,781 related to the amortization of original issuance cost. The unamortized balance of beneficial conversion feature was $171,849 and the unamortized balance of original issuance cost was $13,219 as of June 30, 2017.Subsequent to the year ended June 30, 2017, EMA gave notice and converted the entire principal and accrued interest balance into 15,583,632 shares of common stock of the Company.

The following table sets forth interest expense for amortization of the beneficial conversion feature and original issue discount recognized related to the Convertible Notes:

	Year ended June 30,
	2017	2016
Amortization of debt issuance costs	$86,091	$12,397
Amortization of beneficial conversion feature discount	553,016	37,540
Total	$639,107	$49,937

Note 9 – Capital Stock

Our board of directors and the holders of a majority of the shares of Common Stock entitled to vote thereon have adopted a resolution authorizing, but not requiring, a reverse split of our common stock at a ratio of 1-for-20.  As a result of such reverse stock split, which was affected on November 16, 2015, the stock split has been recognized

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock(cont’d)

retroactively in the stockholders’ equity accounts as of October 22, 1999, the date of our inception, and in all shares and per share data in the financial statements

The Company's authorized common stock consists of 100,000,000 common shares with par value of $0.001 and 5,000,000 shares of preferred stock with par value of $0.001 per share.

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (“Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 2 million shares of common stock, options exercisable into common stock of the Company or stock purchase rights exercisable into shares of common stock of the Company.  The plan is administered by the board of directors unless a separate delegation to an administrator is made by the board of directors.   Options granted under the plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years.  In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of common stock of the Company by the grantee.  All vesting conditions are set by the board or administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (“Stock Plan”).   As a condition of adoption of the Stock Plan, the Company entered into a registration statement on Form S-8 and covered the shares issued under the plan, which registration statement was filed in December 2015.  The Stock Plan allows for the issuance up to a maximum of 2 million shares of common stock of the Company.  The plan is administered by the board of directors unless a separate delegation to an administrator is made by the board of directors.  The Stock Plan shall continue in effect until such time as is terminated by the Board or all shares are issued pursuant to the Stock Plan.

Common Stock

Share issuances during the fiscal year ended June 30, 2017:

During the year ended June 30, 2017, the Company issued 21,924 shares to employees, board members and consultants for services rendered.  The Company valued those issuances on the closing price of the Company’s stock as traded in the other-the-counter market on the date of grant.

As described more fully above in Note 8, the Company issued 902,163 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2016.

As more fully described in Note 4, the Company issued 50,000 shares of common stock as partial payment of the purchase price for the RV and Campground in Selma, Oregon.

In the year ended June 30, 2017, a holder exercised options (see below) and acquired 1,000,000 shares of common stock of the Company and remitted cash in the amount of $400,000 to the Company.

Share issuances during the fiscal year ended June 30, 2016:

During the year ended June 30, 2016, the Company issued 1,191,364 shares to employees, board members and consultants for services rendered.  The Company valued those issuances on the closing price of the Company’s stock as traded in the other-the-counter market on the date of grant.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock(cont’d)

In September 2015, the Company and its former attorneys entered into a settlement of outstanding invoices due, in which the attorneys agreed to accept 45,000 shares of the Company’s common stock in full satisfaction of the $71,469 owed as of that date.

Preferred Stock

The Company has designated a Series A Convertible Preferred Stock (the "Series A Preferred").  The number of authorized shares totals 5,000,000 and the par value is $.001 per share.  The Series A Preferred shareholders vote together with the common stock as a single class.  The holders of Series A Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Series A Preferred shall be entitled to 5 votes per share and have a conversion right granted to the holder to allow to convert into 5 common shares of the Company for each Series A Preferred Share held.

In December 2015, the board of directors of the Company granted the CEO and board member 5,000,000 shares of Series A preferred stock, which upon receipt were immediately converted by the holders into 25,000,000 shares of common stock of the Company.  The Company valued this issuance at $25 million, based upon the closing price of the common stock on date of grant of the Series A Preferred Shares.

Warrants

On January 20, 2017, as more fully described in Note 8, the Company issued two warrants for 300,000 shares, exercisable at $0.85 in connection with the issuance of a convertible notes.

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Warrants	Exercise Price	(in years)	Value

Outstanding at June 30, 2016	-	-

Granted	300,000	0.85
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2017	300,000	$0.85	0.58	$-

Exercisable at June 30, 2017	300,000	$0.85	0.58	$-

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock(cont’d)

The table below includes the significant ranges of the assumptions used to value the warrants under the Black Scholes Merton valuation model:

Fair value of underlying common	$1.06 to 1.12
Exercise price	$0.85
Term	12 to 21 months
Historical volatility	161.4% to 163.7%
Risk free interest rate	0.82% to 1.16%
Dividend rate	0%

Options

In April 2016, the Company issued to a consultant an option to acquire 2 million shares of the Company’s common stock.  The option had an exercise price of $0.40 per share with no stated expiration and vesting as follows: 1 million shares 30 days after issuance and the remaining 1 million shares 90 days after issuance.  The Company estimated the exercise date as 3.5 years after issuance.

The Company used a black scholesmerton pricing model with the following assumptions to value the option grant at issuance and to revalue upon vesting:

Fair value of underlying common	$0.58 to 1.55
Exercise price	$0.40
Term	3.5 years
Historical volatility	161.8% to 217.2%
Risk free interest rate	0.58% to 1.22%
Dividend rate	0.00%

A summary of the change in stock purchase options outstanding for the period ended June 30, 2017 and 2016 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2015	-	-	-	-
Options issued	2,000,000	$0.40	$0.52	See note above
Options expired	-	-	-	-
Options exercised	(500,000)	$0.40	-	-
Balance – June 30, 2016	1,500,000	$0.40	$0.52	See note above
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	(1,000,000)
Balance – June 30, 2017	500,000	$0.40	$0.52	See note above

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock(cont’d)

The following table shows information on our vested and unvested options outstanding during the year ended June 30, 2017 and 2016:

			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2015, unvested	-	-	-	-
Options issued	2.000.000	$0.40	$0.52	See note above
Options vested	1,000,000	$0.40	$0.52	-
Options expired	-	-	-	-
Options exercised	(500,000)	$0.40	$0.52	-
Balance – June 30, 2016, unvested	1,000,000	$0.40	$0.52	See note above
Options issued	-	-	-	-
Options vested	1,000,000	$0.40	$0.52	-
Options expired	-	-	-	-
Options exercised	(1,000,000)	$0.40	$0.52	-
Balance – June 30, 2017, unvested	-	-	-	-

Options outstanding had intrinsic value as of June 30, 2017 of $95,000.

Note 10 – Related Party Transactions

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000square footbuilding which has 10 units of approximately 1,500 square feet each available for use. Four units are currently under lease to three different unrelated companies. One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO of Grow Condos, Inc. controls.  The agreement to the lease the 4 condo units with the company controlled by the CEO was entered into the owner prior to its purchase by WCS in 2013. The lease term begins once the tenant improvements are completed and the premises are occupied and continues for a period of 36 months. Four unit lease terms began in the fiscal year ended June 30, 2016, with cash payments commencing on all four unit leases in the fiscal year ended June 30, 2017.

The CEO had loaned the Company a net amount of $15,575 the entire amount was re-paid on December 7, 2016. As of June 30, 2017, a related party had advanced the Company, on an unsecured basis, $100,000.

In November 2015, the Company entered into employment agreements with its CEO and CFO.  Those employment agreements granted the employees gross annual wages in the amount of $250,000 and $150,000, respectively.

Note 11 – Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (cont’d)

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit for the fiscal year ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Expected benefit at federal statutory rate	$549,000	10,131,000
Non-deductible expenses	(156,000)	(9,826,000)
Change in valuation allowance	(393,000)	(305,000)
	$-	$-

In the table above, the expected tax benefit is calculated at statutory rate of 34% for amounts for the fiscal year ended June 30, 2017 and 2016.

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Net operating loss carryforwards	$2,930,000	$3,298,000
Deferred payroll	139,000	100,000
Impairments	103,000	96,000
Total deferred tax assets	3,172,000	3,494,000

Deferred tax liabilities
Deferred revenue	(7,000)	(7,000)
Total deferred tax liabilities	(7,000)	(7,000)

Change in effective tax rates	715,000	-

Net deferred tax assets	3,165,000	3,487,000
Less valuation allowance	(3,165,000)	(3,487,000)
Net deferred tax assets (liabilities)	$-	$-

For the fiscal year ended June 30, 2016, the amounts in the table above were calculated using a 34% statutory rate.  For the fiscal year ended June 30, 2017, the amounts in the table above were calculated using a 27% statutory rate, which reflects the change in rates based on passage of tax reform by the United States Congress in January 2018.  At June 30, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10.2 million and $2.7 million, respectively. The federal and state net operating loss carryforwards will expire beginning in 2021 for federal purposes.  In the fiscal year ended June 30, 2017, due to the issuance of and then conversion of the Series A Preferred Shares into common shares of the Company, the use of the net operating loss carryforwards incurred prior to December 2015 became subject to the limitations of a change in control of the Company in accordance with Internal Revenue Code section 382.  As of the time of these financial statements, the Company has not performed the valuation required to determine the extent of the limitation on the net operating loss carryforwards for its US Federal income taxes.

During the fiscal year ended June 30, 2017 and 2016 the, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

In 2013, WCS entered into multi-year option contracts with certain tenants of the Eagle Point condominium units.  The option contracts gave the tenants the right to enter into a contract for the sale of the unit being rented by the tenant.  As part of the option, the tenant is required to make a monthly or quarterly payment to the Company over the term of the agreement and in exchange, the tenant has the right to purchase the unit for a price as determined in the contract.  Contract unit pricing ranges from a fixed $100,000 per unit to $150,000 multiplied by the usable space divided by the surveyed total condominium land area.  The amounts paid on a monthly or quarterly basis are applied as downpayments for the purchase of the unit if elected by the contract holder.  In the event of non-payment or expiration of the contract without the option being exercised, any and all payments held by the Company are forfeit by the optionee.  As of June 30, 2017 and 2016, the Company held payments of $47,400 and $15,400 respectively.  During the fiscal years ended June 30, 2017 and 2016, the Company received payments under option contracts of $26,000 and $nil from related parties.  In the fiscal year ended June 30, 2016, one optionee defaulted on his contract and the Company recorded a gain on cancellation of $12,000 in its statement of operations.

Note 13- Subsequent Event

Subsequent to June 30, 2017, a member of the board of directors of the Company has made unsecured advances to the Company in the amount of $45,000.

Subsequent to June 30, 2017 the Company issued a total of 44,010,791 shares of common stock upon conversion of the principal and unpaid interest accrued on its convertible notes (see Note 8) and issued a total of 13,870,692 shares of common stock to members of the Board, employees and consultants for compensation.

In the fourth quarter of 2017, the Company engaged a broker and listed the parcel of land purchased in March 2017 (see Note 4) for sale.  The Company has listed the property for $399,000.

In April 2018, the Company sold 500,000 shares of its common stock to a director for cash in the amount of $20,000.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October17, 2016, the Company dismissed its existing auditor, John Scrudato, CPA, Certified Public Accountants ("Scrudato") from its position as the Company's independent registered public accounting firm.  The Company's Board of Directors approved the dismissal.

The Company originally engaged Scrudato to serve as its independent registered public accounting firm in or about September 2015.  The audit report of Scrudato on the Company's financial statements for the year ended June 30, 2016 did not contain an adverse opinion or disclaimer of opinion, however it did contain a qualification describing a going concern uncertainty.  Scrudato did not, during the applicable periods, advise the Company of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-K.

Concurrently, the Company engaged Anthony Imbimbo,  CPA and Associates ("Imbimbo") as its new independent accountants on October 17, 2016. Prior to October 17, 2016, the Company had not consulted with Imbimbo regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by Imbimbo concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 22, 2016, the Company was advised by the staff of the Securities and Exchange Commission that on December 20, 2016 the Public Company Accounting Oversight Board issued Release No. 105-2016-054 wherein it barred Scrudato from acting as independent auditor  for public companies. This event required our June 30, 2016 year-end financial statements to be re-audited.  During the first quarter of fiscal 2017 the Company dismissed Imbimbo. Imbimbo had not issued any reports for the Company and the Company's Board of Directors approved the dismissal.

On March 9, 2017, the Company engaged L J Soldinger Associates LLC ("Soldinger") as the Company's new independent registered public accounting firm. The engagement was approved by the Audit Committee. During the fiscal years ended June 30, 2016 and 2015 and through the date of the appointment, neither the Company nor anyone acting on its behalf consulted Soldinger with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice provided that Soldinger concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a "reportable event" as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer ("Principal Executive Officer") and our Chief Financial Officer ("Principal Financial Officer"), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Principal Executive and Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2017.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2017, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

None.

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company as at our fiscal year ended June 30, 2017. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Wayne A. Zallen	President, CEO and Director	July 22, 2014	(2)
Joann Z. Cleckner	Secretary, Treasurer	July 22, 2014	(1)(2)
Charles B. Mathews	CFO	March 1, 2017	(2)(3)
Carl S. Sanko	Director	July 22, 2014	(2)
David Tobias	Director	September 25, 2015	(2)

(1)On March 1, 2017 Ms. Cleckner resigned as our CFO

(2)These persons presently serve in the capacities indicated.

(3)On August 31, 2017 Mr. Mathews resigned as our CFO.

Background and Business Experience

Wayne A. Zallen – Age 64.From 10/2013 - present Mr. Zallen bought an unfinished industrial warehouse Condominium project from the bank and developed it into a safe haven for medical marijuana growers. Mr. Zallen developed a workable lease option model that benefits the grower as well as the investor. From 4/2009 to  present Mr. Zallendeveloped an aeroponic growing method that produces superior quality medical marijuana in a minimum amount of time. From 2006 to present Mr. Zallen was the President of Sigclo Enterprises, Inc a business incubator specializing in importing and distributing goods through a multitude of web based consumer channels. Prior to that Mr. Zallen specialized in buying, building or assisting startup companies in achieving their untapped potential then selling them to sound operators. To date these businesses continue to operate profitably. From 1986 to 2000 Mr. Zallen was a successful member of the financial services industry, owning one of Allstate's first insurance franchises, and achieving a top 1% national ranking. Later he established a San Francisco Bay Area regional office of American National Financial, Inc., where he hired, trained and motivated sales agents to originate over $8 million per/month in wholesale and retail loans across Northern California. During the early 1980's Mr. Zallen was a Business Manager/ Account Executive for John Rhein Advertising and was responsible for business management, budgeting, media evaluation and procurement. At John Rhein Advertising he developed exclusive advertising campaigns syndicated nationwide. In 1977 Mr. Zallen obtained a Industrial Design Bachelor of Science degree from The Ohio State University.

Joann Z Cleckner – Age 69. From 1990 thru present – Joann has been the owner of Joann Z Cleckner, CPA, an accounting firm specializing in small business consulting, tax planning, tax preparation as well as providing bookkeeping services to small business clients.  In addition to her accounting practice, from 2011 through 2012, Joann was an intern with the Sonoma County District Attorney, providing legal research in criminal matters, writing briefs and making court appearances.  Joann is licensed to practice accountancy in the states of California and Oregon.

Charles B. Matthews - Age 53.Mr. Mathews has over 30 years of executive financial management experience with both public and private companies. Since 2000, Mr. Mathews has been a sole practitioner as Charles B. Mathews,

CPA, an accounting and business consulting firm in Phoenix, Arizona. Mr. Mathews is currently the Chief Financial Officer of Enssolutions Group Inc. (TSXV: ENV.H), a Toronto exchange traded company providing manufacturing and distribution of environmentally responsible dust control emulsion products. From April 2015 to April 2016, Mr. Mathews served as Chief Financial Officer for mCig, Inc. and Vitacig, Inc., publicly traded companies in the ecig and cannabis related sector. Mr. Mathews, a Certified Public Accountant, earned his B.A. in Business Administration from Alaska Pacific University and an M.B.A. from Arizona State University.

Carl S. Sanko – Age 63. Carl has been self-employed as Carl S. Sanko CPA for last 5 years, providing tax, accounting, and consulting services, including the past 1 1/2 years as contract CFO, Secretary, and Director of Kush (a Nevada corporation).  Also, during the past 5 years Carl has been a real estate Broker, working under his name, Carl Sanko.

David Tobias–Age66.Mr. Tobias has served as President of Wild Earth Naturals since May, 2013. Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leader ship experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.  Mr. Tobias is also currently serving on the board of directors of Cannabis Sativa, Inc., a company subject to the reporting requirements of Section 13 of the Securities Act of 1933.

The Company considers each of our board members to be uniquely qualified for the position, based on years of prior experience in management, finance and corporate operations, which has allowed each of them to develop appropriate skill sets to the Board of Grow Condos. Mr. Zallen not only brings key financial expertise, having owned and operated various entities in the financial services industry, but also, substantive operational and administrative experience having previously worked with startup companies to bring them to profitable operations. Mr. Sanko, has extensive experience  in finance and corporate governance being a CPA and having worked with various companies as CFO, Secretary and Director. Mr. Tobias has held various positions in the natural and medical marijuana space including President and Vice President. His prior experience with public companies adds to his other specific qualifications which include management, administration, operations and corporate governance.

Significant Employees

Grow Condos has oneemployee that is not an executive officer, but who is expected to make a significant contribution to its business. Our property manager, hired to maintain and operate our Smoke on the Water resort facility in Selmac Oregon is considered a key employee. Duties of the manager include but are not limited to:

1.The day-to-day operations of the campground;

2.Booking guests;

3.Greeting, checking in and checking out guests;

4.Running the convenience store;

5.Ordering inventory for the convenience store;

6.Ordering misc. supplies as needed;

7.Rentals of equipment;

8.Participating in marketing events;

9.Keeping the grounds orderly and clean.

The Company believes loss of this key employee could impact our operations in the short term as presently we do have another employee in place to fill this role.

Family Relationships

Our Chief Executive Officer and our Secretary/Treasurer are siblings.

Involvement in Other Public Companies Registered Under the Exchange Act

See resume of David Tobias.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2017 and 2016, there were nolate filings, no failures to make filings and no unreported transactions during the period.

Code of Ethics

We have adopted a Code of Conduct for our Principal Executive and Financial Officers.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the fiscal year period ended June 30, 2017, there were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee

The Company is a smaller reporting company and presently our audit committee consists of the three members of our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Named Executive Officerand persons who earned more than $100,000 in fiscal 2017 and 2016. Other than as set out below, no other officer had compensation exceeding $100,000.

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)
Wayne A. Zallen	2017	250,000(1)	-	-	-	-	250,000
Chief Executive Officer, President and Director	2016	166,667(1)	-	-	-	23,000,000(4)	23,166,667
Joann Z. Cleckner,	2017	100,000(2)	-		-	-	100,000(2)
Chief Financial Officer, Secretary/Treasurer (3)	2016	100,000(2)	-	210,000	-	-	310,000(2)
David Tobias,	2017	-	-	-	-	-	-
Director	2016	-	-	-	-	2,000,000(5)	2,000,000

(1)During fiscal 2017 and 2016 subject to the terms of an employment agreement, the Company accrued wages totaling $250,000 and $166,667 respectively for Mr. Zallen, our CEO, President and Director,  of which $96,000 was paid in fiscal 2017  2016 leaving $320,667 on the balance as at June 30, 2017.

(2)During fiscal 2017 and 2016subject to the terms of an employment agreement,  the Company accrued wages totaling $100,000 and $150,000 respectively for Ms. Cleckner of which $57,600was paid in fiscal 2017 leaving 142,400on the balance as at June 30, 2017. Further during fiscal 2016 Ms. Cleckner was issued 150,000 shares as compensation valued at $210,000.

(3)Ms. Cleckner resigned as CFO on March 1, 2017.

(4)Mr. Zallen was issued 4,600,000 Series A Preferred Shares on November 17, 2015 which shares were converted to 23,000,000 common shares valued at $23,000,000.

(5)Mr. Tobias was issued 400,000 Series A Preferred Shares on November 17, 2015 which shares were converted to 2,000,000 common shares valued at $2,000,000

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option ExercisePrice ($)	Option Expiration Date

Compensation of Directors

During the most recently completed fiscal years ended 2017 and 2016 members of our board of directors received the following stock based compensation for their services as directors as follows:

(a)Wayne Zallen was issued a total of 12,677 shares in fiscal 2016 valued at $25,354 and a further 4,808 shares in fiscal 2017 valued at $6,250.  Shares were valued at the market price on the date compensation was approved for issuance.

(b)David Tobias was issued a total of 6,010 shares in fiscal 2016 valued at $12,020 and a further 4,808 shares in fiscal 2017 valued at $6,250.  Shares were valued at the market price on the date compensation was approved for issuance.

(c)Carl Sanko was issued a total of 12,677 shares in fiscal 2016 valued at $25,354 and a further 4,808 shares in fiscal 2017 valued at $6,250.  Shares were valued at the market price on the date compensation was approved for issuance.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company's common stock as of April 18, 2018:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Wayne A. Zallen 722 W. Dutton Road Eagle Point, OR 97524	28,167,170Direct	31.85%

(1) Based on a total of 88,426,057 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company's directors and executive officers as of April 18, 2018:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	28,167,170 Direct	31.85%
Common Stock	Joann Z. Cleckner 722 W. Dutton Road Eagle Point, OR 97524	800,000 Direct	0.90%
Common Stock	Carl S. Sanko, CPA 4824 Denaro Drive Las Vegas, NV 89135	3,363,744 Direct	3.80%
Common Stock	David Tobias	2,663,512 Direct	3.01%
Common Stock	Total Officers and Directors as a group (4 persons)	34,194,426 Direct	39.57%

(1) Based on a total of 88,426,057 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

There are currently no securities authorized for issuance under Equity Compensation Plans other than as set out below:

Options

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (“Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 2 million shares of common stock, options exercisable into common stock of the Company or stock purchase rights exercisable into shares of common stock of the Company.  The plan is administered by the board of directors unless a separate delegation to an administrator is made by the board of directors.   Options granted under the plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years.  In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of common stock of the Company by the grantee.  All vesting conditions are set by the board or administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (“Stock Plan”).   As a condition of adoption of the Stock Plan, the Company entered into a registration statement on Form S-8 and covered the shares issued under the plan, which registration statement was filed in December 2015.  The Stock Plan allows for the issuance up to a maximum of 2 million shares of common stock of the Company.  The plan is administered by the board of directors unless a separate delegation to an administrator is made by the board of directors.  The Stock Plan shall continue in effect until such time as is terminated by the Board or all shares are issued pursuant to the Stock Plan.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000square footbuilding which has 10 units of approximately 1,500 square feet each available for use. Four units are currently under lease to three different unrelated companies. One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO of Grow Condos, Inc. controls.  The agreement to the lease the 4 condo units with the company controlled by the CEO was entered into the owner prior to its purchase by WCS in 2013. The lease term begins once the tenant improvements are completed and the premises are occupied and continues for a period of 36 months. Four unit lease terms began in the fiscal year ended June 30, 2016, with cash payments commencing on all four unit leases in the fiscal year ended June 30, 2017.

The CEO had loaned the Company a net of $15,575 the entire amount was re-paid on December 7, 2016.

In November 2015, the Company entered into employment agreements with its CEO and CFO.  Those employment agreements granted the employees gross annual wages in the amount of $250,000 and $150,000, respectively.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017 and 2016:

Fee Category	2017(1)	2016(1)
Audit Fees	$34,863	$30,000
Audit-related Fees	-	-
Tax Fees	-	$2,000
All Other Fees	-	-
Total Fees	$34,863	$32,000

(1)Fees included during this period were charged by L J Soldinger Associates LLC.

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.  See the audited financial statements for the Fiscal Year ended June 30, 2017 and 2016 contained in Item 8 above which are incorporated herein by this reference.

(b) Exhibits.  The following exhibits are filed as part of this Transition Report:

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	By-laws
14	Code of Conduct
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
32	906 Certification
99	NASDAQ Rule 4200(a)(15)
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grow Condos Inc.

Date: April 24, 2018	By:	/s/ Wayne A. Zallen
Wayne A. Zallen Chief Executive Officer, Acting Chief Financial Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wayne A. Zallen	Chief Executive Officer, Acting Chief Financial Officer, Presidentand a Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 24, 2018
Wayne A. Zallen

/s/ Carl S. Sanko	Director	April 24, 2018
Carl S. Sanko

/s/ David Tobias	Director	April 24, 2018
David Tobias

/s/ Joann Z. Cleckner	Secretary and Treasurer	April 24, 2018
Jonan Z. Cleckner