Form 10-K/A
period 2017-06-30
GROW CONDOS, INC.
filed 2018-04-25
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

The market value of the voting and non-voting common stock held by non-affiliates totaled $60,433,762 based upon a valuation of $1.14 per share, that being the closing price on December 30, 2016 the last business day of the registrant's most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 18, 2018, 2018, the registrant had 88,926,057 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, that was filed by the Registrant on April 24, 2018, is filed for the sole purpose of attaching certain exhibits that were inadvertently omitted from the original filing.  Exhibits 31 and 32 certify with respect to the original filing as well as this amendment.  Readers should consider the original filing and this amendment as one complete document.  This amendment amends the Exhibit Index set forth below and as mentioned, attaches certain amendments.  Otherwise, the original filing remains unamended in its entirety.

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation *
3.2	By-laws *
14	Code of Conduct *
31	302 Certification of CEO and CFO
32	906 Certification of CEO and CFO
99	NASDAQ Rule 4200(a)(15)**
101 INS	XBRL Instance Document***
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101 LAB	XBRL Taxonomy Extension Label Linkbase Document***
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101 SCH	XBRL Taxonomy Extension Schema Document***

*Attached as an exhibit to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 7, 2009.

**Attached as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2014.

***Attached as an exhibit to the Registrant’s original filing of its Annual Report on Form 10-K that this filing amends which was filed with the Securities and Exchange Commission on April 24, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grow Condos Inc.

Date: April 25, 2018	By:	/s/ Wayne A. Zallen
Wayne A. Zallen Chief Executive Officer, Acting Chief Financial Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wayne A. Zallen	Chief Executive Officer, Acting Chief Financial Officer, President and a Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 25, 2018
Wayne A. Zallen

/s/ Carl S. Sanko	Director	April 25, 2018
Carl S. Sanko

/s/ David Tobias	Director	April 25, 2018
David Tobias

/s/ Joann Z. Cleckner	Secretary and Treasurer	April 25, 2018
Jonan Z. Cleckner