Form 10-Q
period 2017-09-30
GROW CONDOS, INC.
filed 2018-05-04
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53548
Commission File Number

GROW CONDOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0970023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 W. Dutton Road, Eagle Pointe, Oregon	97524
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

88,926,057 shares of common stock outstanding as of April 18, 2018
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	June 30,
	2017	2017
ASSETS	(Unaudited)	*
CURRENT ASSETS:
Cash	$21,765	$30,067
Lease receivable, net of allowance for bad debt	5,154	89
Prepaid expenses	8,277	16,790
Total current assets	35,196	46,946

Property, plant and equipment, net	2,084,897	2,092,320
Other assets	26,006	26,006
Deposits	2.823	2,823
TOTAL ASSETS	$2,148,922	$2,168,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,861	$19,236
Accrued liabilities	649,784	588,903
Advances from related parties	130,000	100,000
Convertible note payable, net of discount	-	514,264
Short term mortgages	1,071,508	827,322
Current portion of mortgage loans payable	8,575	26,265
Total current liabilities	1,867,728	2,075,990

Mortgage loans payable, net of current portion	718,754	970,805
Other liabilities	66,000	52,500
Total Non-Current Liabilities	784,754	1,023,305
TOTAL LIABILITIES	2,652,482	3,099,295
Commitments and contingencies		-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 74,805,365 and 30,795,375 issued, issuable and outstanding at September 30, 2017 and June 30, 2017 respectively.	74,805	30,795
Additional paid-in capital	43,039,271	41,891,602
Accumulated deficit	(43,617,636)	(42,853,597)
Total stockholders' deficit	(503,560)	(931,200)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,148,922	$2,168,095

* Derived from audited information
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	September 30,
	2017	2016
		(as adjusted)

Net revenues	$87,105	$29,383

Operating expenses
Cost of revenues	12,506	-
General and administrative	100,761	89,107
Sales and marketing	-	73,551
Professional fees	11,567	8,458
Depreciation, amortization and impairment	26,677	7,057
Total operating expenses	151,511	178,173

Income (Loss) from operations	(64,406)	(148,790)

Other income (expense):
Interest expense	(699,633)	(66,800)
Total other income (expense), net	(699,633)	(66,800)

Net income (loss)	$(764,039)	$(215,590)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted average shares used in completing basic and diluted net loss per common share	43,090,419	28,780,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30,
	2017	2016
		(as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(764,039)	$(215,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	26,677	7,057
Non cash interest	677,206	47,499
Stock based compensation	-	(32,017)
Changes in operating assets and liabilities:
Lease receivable	(5,065)	(2,000)
Prepaid expenses and other assets	8,438	7,533
Accounts payable, trade	(11,093)	(3,000)
Accrued expenses	60,881	114,154
Net cash used (provided) in operating activities	$(6,995)	$(76,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	13,500	7,500
Purchase of property, plant, and equipment	(19,254)	(44,544)
Net cash used in investing activities	$(5,754)	$(37,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(25,553)	(6,472)
Proceeds from related party advances	30,000	-
Proceeds from exercise of options	-	100,000
Net cash (used) provided by financing activities	$4,447	$93,528

Net increase (decrease) in cash	(8,302)	(19,880)

Cash at beginning of period	30,067	44,148
Cash at the end of the period	$21,765	$24,268

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$22,251	$14,015
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$594,596	$-
Stock settled debt liability	$110,000	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Description of Business

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The interim unaudited financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a condensed basis, such that certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017 filed on April 24, 2018. Results of the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended June 30, 2018 and any other future periods.

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of September 30, 2017. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (cont’d)

Significant estimates include, but are not limited to, assumptions used in the valuation of equity compensation, allocation of purchase price for acquired assets and assumptions used in our impairment testing of long-lived assets.

Going Concern

During the three months period ended September 30, 2017 and 2016, the Company reported a net loss of $752,604 and $215,590, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Lease Receivables

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2017, and 2016, an allowance for doubtful accounts was recorded in the amount of $ 2,861.  As of September 30, 2017 and June 30, 2017, the Company had recorded deferred rent for the straight-line value of rental income of $26,006 as part of other assets.

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

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (cont’d)

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $0 and $73,551 for the three months ended September 30, 2017 and 2016, respectively.

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

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (cont’d)

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of lease receivables, accounts payable, accrued liabilities, and mortgages payable approximate fair value given their short-term nature or effective interest rates, which constitutes level three inputs

Share-based compensation

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (cont’d)

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of September 30, 2017, the Company had recorded additional $110,000 for the value of the stock settled debt for certain convertible notes (see Note 8).

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2017 and 2016, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of September 30, 2017.

Options	500,000
Warrants	300,000
Total diluted shares	800,000

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Note 4 – Acquisition of Land in Pioneer Business Park

In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park from a private seller in the amount of $326,629 plus closing costs.  As part of the purchase, the Seller financed through a note payable $267,129 of the purchase price (see Note 7).  The intent of the Company was to build an industrial condominium building on the parcel, akin to the WCS property.  The Company was unable to secure additional funding via debt or equity and due to the hostility of the local county government towards the intended operations of the tenants, the Company in late calendar 2017 abandoned those plans.  As part of the abandonment, the Company recorded an impairment charge in the amount of approximately $97,800 for the value of contractor deposits and other deposits on improvements in the fiscal year ended June 30, 2017.  After September 30, 2017, the Company has made the determination, due to the hostility of the local government, to put the parcel up for sale (see Note 12).

Note 5 – Property and Equipment, Net

Property and improvements consisted of the following as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Cost
Buildings and improvements	$1,360,240	$1,360,240
Land	1,103,791	1,103,791
Furniture and Fixture	15,271	15,271
	2,479,302	2,479,302
Less: accumulated depreciation	(394,405)	(386,982)
	$2,084,897	$2,092,320

Depreciation expense (excluding impairment) amounted $12,191 and $7,057 for the three months ended September 30, 2017 and 2016, respectively.

Impairment of condo construction deposits and other assets in regards to the land purchased in Eugene during the three months ended September 30, 2017 was $14,486.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Accrued Liabilities

Accrued Liabilities at September 30, 2017 and June 30, 2016 consist of the following:

	September 30, 2017	June 30, 2017
Accrued salaries and wages	$575,253	$514,372
Accrued expenses	74,531	74,531
	$649,784	$588,903

Note 7 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294.  The mortgage is secured by liens against certain properties owned by the Seller.  As of September 30, 2017 and June 30, 2017, the balance on the mortgage was $819,379 and $827,322, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3%, requires 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329.  The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  As of September 30, 2017, and June 30, 2017, the balance on the mortgage was $106,754 and $107,139, respectively.

In April 2016, as more fully described in Note 4, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017, and 2016, the balance on the mortgage was $267,129, respectively.  In October 2017, the Company entered into an amended mortgage after making a principal payment of $15,000, in September 2017, and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018.  The note is unsecured.

In March 2017, as more fully described in Note 3, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months.  Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of September 30, 2017 and June 30, 2017, the balance on the mortgage was $620,577 and $622,802, respectively.  The note is unsecured.

Depreciation expense (excluding impairment) amounted $12,191 and $7,057 for the three months ended September 30, 2017 and 2016, respectively.

Impairment of condo construction deposits and other assets in regards to the land purchased in Eugene during the three months ended September 30, 2017 was $14,486.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Convertible Notes Payable

At September 30, 2017 and June 30, 2017, convertible notes payable consisted of the following:

	September 30, 2017	June 30, 2017
Principal amount	$-	$515,000
Liability on stock settled debt	-	350,000
Less: unamortized debt discount	-	(350,736)
Convertible notes payable, net	$-	$514,264

Auctus Fund, LLC Agreement:

On January 23, 2017 the Company entered into a convertible promissory note with Auctus Fund, LLC, and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note has a maturity date of October 23, 2017 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. In connection with the issuance of the Note the Company also issued a one year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 21 months.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants.  Total beneficial conversion feature discount recognized was $325,000 which is being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $188,095 related to the amortization of the beneficial conversion feature discount and $14,469 related to the amortization of original issuance cost. During the three months ended September 30, 2017, the Company recognized interest expense of $136,905 related to the amortization of the beneficial conversion feature discount and $10,531 related to the amortization of original issuance cost. As of September 30, 2017, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 - $136,905) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $10,531).  During the three months ended September 30, 2017, Auctus gave notice of conversion and the Company issued 13,403,839 shares of its common stock in full satisfaction of the entire principal and accrued interest balance under the note of $175,000.

Tangiers Financing Agreement:

On April 4, 2016 the Company entered into convertible promissory note in the amount of $25,000 and received zero proceeds. The Note had a maturity date of April 4, 2017 and an interest at 10% per annum. The note is convertible at any time at the option of the holder into the common stock of the Company at the rate of the lower of (a) $0.25 or (b) 60% of the lowest trading price of the Company’s common stock during the 20 preceding trading days prior to the notice of conversion per $1 of principal. Total beneficial conversion feature discount recognized was zero.  During the fiscal year ended June 30, 2017 and 2016, the Company recognized interest expense of $19,041 and $5,959 related to the amortization of issuance cost, respectively. As of June 30, 2017, and 2016, the unamortized balance of issuance cost was $nil and $19,041, respectively. In February 2017, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $27,500 into 110,000 shares of common stock of the Company.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Convertible Notes Payable (cont’d)

On January 20, 2017 the Company entered into a convertible promissory note in the amount of $165,000.  The Note is due July 20, 2017 and bears an interest rate of 10% and is convertible into shares of the Company's common stock at $.85 per share, unless the event of a default, at which time the conversion rate changes to a fixed 50% discount to the lowest prior 10 day trading price.  The Note was issued with a $15,000 original issue convertible issue discount.  In connection with the issuance of the Note the Company also issued a one year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 1 year.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants. Total beneficial conversion feature discount recognized was $140,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017, the Company recognized interest expense of $124,530 related to the amortization of the beneficial conversion feature discount and $22,238 related to the amortization of original issuance cost and legal fees. As of June 30, 2017, the unamortized balance of beneficial conversion feature was $15,470 and the unamortized balance of original issuance cost and legal fee was $2,762, respectively. On July 20, 2017, the Company recognized additional beneficiary conversion feature in the amount of $110,000 upon default for non-payment. During the three months ended September 30, 2017, the Company recognized interest expense of $115,470 related to the amortization of the beneficial conversion feature discount and $2,762 related to the amortization of original issuance cost and legal fees. As of September 30, 2017, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 - $15,470) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $2,762). During the three months ended September 30, 2017, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $165,000 into 15,023,320 shares of common stock of the Company.

EMA Financing Agreement:

On January 9, 2017 the Company entered into a convertible promissory note with EMA Financial LLC and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note has a maturity date of January 9, 2018 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. Total beneficial conversion feature discount recognized was $325,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $153,151 related to the amortization of the beneficial conversion feature discount and $11,781 related to the amortization of original issuance cost.  the Company recognized interest expense of $171,849 related to the amortization of the beneficial conversion feature discount and $13,219 related to the amortization of original issuance cost and legal fees. As of September 30, 2017, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 - $171,849) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $13,219). During the three months ended September 30, 2017, EMA gave notice to the Company and converted the entire principal and accrued interest under the note of $175,000 into 15,583,632 shares of common stock of the Company.

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

Note 9 – Capital Stock (cont’d)

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

Common Stock

Share issuances during the three months ended September 30, 2017:

As described more fully above in Note 8, the Company issued 44,010,791 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2017.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Related Party Transactions

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000 square foot building which has 10 units of approximately 1,500 square feet each available for use. Four units are currently under lease to three different unrelated companies. One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO of Grow Condos, Inc. controls.  The agreement to the lease the 4 condo units with the company controlled by the CEO was entered into the owner prior to its purchase by WCS in 2013. The lease term begins once the tenant improvements are completed and the premises are occupied and continues for a period of 36 months.  Four-unit lease terms began in the fiscal year ended June 30, 2016, with cash payments commencing on all four unit leases in the fiscal year ended June 30, 2017.

As of September 30, 2017 and June 30, 2017, the Company had an advance outstanding from the CEO and Director of $100,000.  In the three months ended September 30, 2017, a Director advanced the Company on an on demand, unsecured, non-interest bearing basis, $30,000.

Note 11 – Commitments and Contingencies

In 2013, WCS entered into multi-year option contracts with certain tenants of the Eagle Point condominium units.  The option contracts gave the tenants the right to enter into a contract for the sale of the unit being rented by the tenant.  As part of the option, the tenant is required to make a monthly or quarterly payment to the Company over the term of the agreement and in exchange, the tenant has the right to purchase the unit for a price as determined in the contract.  Contract unit pricing ranges from a fixed $100,000 per unit to $150,000 multiplied by the usable space divided by the surveyed total condominium land area.  The amounts paid on a monthly or quarterly basis are applied as down payments for the purchase of the unit if elected by the contract holder.  In the event of non-payment or expiration of the contract without the option being exercised, any and all payments held by the Company are forfeit by the optionee.  As of September 30, 2017 and June 30, 2017, and 2016, the Company held payments of $60,900 and $47,400 respectively.  During the three months ended September 30, 2017 and 2016, the Company received payments under option contracts of $13,500 and $7,500 from related parties.

Note 12- Subsequent Events

Subsequent to September 30, 2017, a member of the board of directors of the Company has made unsecured advances to the Company in the amount of $15,000.

In the fourth quarter of 2017, the Company engaged a broker and listed the parcel of land purchased in March 2017 (see Note 4) for sale.  The Company has listed the property for $399,000.

Subsequent to September 30, 2017, the Company issued a total of 13,870,692 shares of common stock to members of the Board of Directors, employees and consultants for compensation.

In April 2018, a Director of the Company purchased 500,000 shares of common stock in a private offering for $20,000 in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This current report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended September 30, 2017 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission included in our Form 10-K as filed on April 24, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Condos, Inc.

Overview

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

Smoke on the Water Business Operations

Smoke on the Water is designed to capitalize on the country's growing level of recreational marijuana acceptance. The company plans to engage in a roll up strategy for this highly-fragmented industry and provide turn-key solutions for Marijuana-friendly campgrounds and resorts. The company has strategized to initially develop the property through acquisition, subsequently rebranding the existing RV business to represent the Smoke on The Water brand. Upon project launch, the Company plans to provide fully functional vacationing solutions to campground operators and owners seeking to fill the growing demand for stress free and acceptable vacationing for the pro-personal choice and marijuana smoking community.

On March 7, 2017, Smoke on the Water, Inc. executed a Real Estate Purchase Agreement to acquire the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon.

Plan of Operations

The Company believes that its existing capital resources may not be adequate to satisfy its cash requirements for the next twelve months and further funding will be required to fully execute our business plans. Through the date of this report we have been able to rely on bank financing in the form of mortgages, convertible notes with third parties, sales of common stock, and advances from related parties to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2018 and beyond based on its current operating plan and condition.  The Company expects cash flows from operating activities to improve, primarily as a result of increased revenues from our current and proposed operating activities, however we do not presently have enough revenue to meet our overhead. We will continue to rely on funding from our officers, directors and third parties to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to meet our obligations in the normal course. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 compared to Three Months ended September 30, 2016

Revenue

During the three months ended September 30, 2017 and 2016 respectively we generated net revenues of $87,105 and $29,383.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2017 was due to the commencement of the leases to a related party from our condominium property and from revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three month periods ended September 30, 2017 and 2016 are as follows:

	For the three months ended September 30,
	2017	2016
Operating expenses
Cost of revenues	12,506	-
General and administrative	100,761	89,107
Sales and marketing	-	73,551
Professional fees	11,567	8,458
Depreciation, amortization and impairment	26,677	7,057
Total operating expenses	151,511	178,173

Three months ended September 30, 2017 and 2016

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a slight increase in general and administrative expenses over the comparative periods from $89,107 in the three months ended September 30, 2016 to $100,761 during the three months ended September 30, 2017.  Professional fees also increased from $8,458 during the three months ended September 30, 2016 compared to $11,567 in the three months ended September 30, 2017.  Costs of revenues in the current period totaled $12,506 in the current three month period ended September 30, 2017 as compared to $Nil in the prior comparative three months ended September 30, 2016.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground.  Depreciation, amortization and impairment increased from $7,057 in the three months ended September 30, 2016 to $26,677 in the current three month period ended September 30, 2017 primarily due to our impairment of construction deposits and other costs associated with the land purchased in April 2017 near Eugene Oregon in the amount of $14,486, as we determined subsequent to quarter end to put the land up for sale due to hostility encountered from local government officials based on our intended use of the property. During the three months ended September 30, 2016 we recorded sales and marketing costs of $73,551 with no similar expenditure in the current three month period ended September 30, 2017. In the fiscal year end June 30, 2017, we attempted to raise awareness of our stock and brand through targeted advertising and promotion.  We ended that program as of June 30, 2017.

Total operating expenses the three months ended September 30, 2017 totaled $151,511 as compared to $178,173 in 2016.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the three months ended September 30, 2017 and 2016 totaled interest expenses of $699,633 and $66,800 respectively. The substantial increase was a result of the costs of the convertible notes issued and their conversion through issuance of our common stock.

Net losses in the three months ended September 30, 2017 and 2016 totaled $764,039 and $215,590, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At September 30, 2017	At June 30, 2017

Current Assets	$35,196	$49,946
Current Liabilities	1,867,728	2,075,990
Working Capital Deficit	$(1,832,532)	$(2,026,044)

As of September 30, 2017, the Company had total current assets of $35,196 and a working capital deficit of $1,832,532 compared to total current assets of $49,946 and a working capital deficit of $2,026,044 as of June 30, 2017. The decrease in our working capital deficit was due to the retirement of all outstanding convertible notes payable during the three month period ended September 30, 2017, offset by increases to accrued liabilities, advances from related parties and an increase to short term mortgages.

During the three months ended September 30, 2017, cash used by operating activities totaled $6,995, primarily as a result of a net loss from operations of $764,039, offset by non-cash interest of $677,206, and depreciation, amortization and impairment expenses of $26,677.  In the three months ended September 30, 2016 cash used by operating activities totaled $73,364 with a net loss from operations of $215,590 offset by non-cash interest of $47,499, depreciation, amortization and impairment expenses of $7,057 and a gain of $32,017 from adjustments to stock based compensation in the period.

Net cash used in investing activities was $5,754 in the three months ended September 30, 2017 as compared to $37,044 in 2016 as a result of the purchase of certain property in the respective periods.  In the three months ended September 30, 2017 we received $13,500 under option agreements for certain units at our Eagle Creek condominium compared to $7,500 received in the three months ended September 30, 2016.

Net cash provided by financing activities was $4,447 in the three months ended September 30 2017 as compared to $93,518 in 2016.  During the current three month period ended September 30, 2017 the Company received proceeds from related party advances of $30,000 offset by certain mortgage repayments of $25,553.  During the comparative period in 2016, the Company received proceeds from the exercise of options of $100,000, offset by mortgage repayments of $6,472.

Going Concern

During the three months period ended September 30, 2017 and 2016, the Company reported a net loss of $764,039 and $215,590, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Unaudited Financial Statements included herein.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2017, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, one of our noteholders as discussed more fully in Note 6 to the financial statements included herein gave notice of conversion and the Company issued 13,403,839 shares of its common stock in full satisfaction of the entire principal and accrued interest balance under the note of $175,000.

During the three months ended September 30, 2017, one of our noteholders as discussed more fully in Note 6 to the financial statements included herein gave notice to the Company and converted the entire principal and accrued interest under the note of $165,000 into 15,023,320 shares of common stock of the Company.

During the three months ended September 30, 2017, one of our noteholders as discussed more fully in Note 6 to the financial statements included herein gave notice to the Company and converted the entire principal and accrued interest under the note of $175,000 into 15,583,632 shares of common stock of the Company.

Subsequent to September 30, 2017 the Company issued a total of 13,870,692 shares of common stock to members of the Board, employees and consultants for compensation.

In April 2018, a Director of the Company purchased 500,000 shares of common stock in a private offering for $20,000 in cash.

All stock issuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 20, 2017 the Company entered into a convertible promissory note in the amount of $165,000.  The Note came due July 20, 2017 and bears an interest rate of 10% and is convertible into shares of the Company's common stock at $.85 per share, unless the event of a default, at which time the conversion rate changes to a fixed 50% discount to the lowest prior 10 day trading price.  The Note was issued with a $15,000 original issue convertible issue discount.  On July 20, 2017, the Company recognized additional beneficiary conversion feature in the amount of $110,000 upon default for non-payment, as the note was not retired on maturity. During the three months ended

September 30, 2017, the noteholder gave notice to the Company and converted the entire principal and accrued interest under the note of $165,000 into 15,023,320 shares of common stock of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31.1

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW CONDOS, INC.

Date: May 4, 2018	By: /s/ Wayne A. Zallen
Name: Wayne A. Zallen
Title: Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)