Form 10-Q
period 2017-12-31
GROW CONDOS, INC.
filed 2018-05-21
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

91,426,057 shares of common stock outstanding as of May 16, 2018
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	December 31,	June 30,
	2017	2017
ASSETS	(Unaudited)	*
CURRENT ASSETS:
Cash	$40,867	$30,067
Lease receivable, net of allowance for bad debt	89	89
Prepaid expenses	3,040	16,790
Total current assets	43,996	46,946

Property, plant and equipment, net	1,754,693	1,765,691
Assets held for sale	326,629	326,629
Other assets	26,006	26,006
Deposits	2,823	2,823
TOTAL ASSETS	$2,154,147	$2,168,095

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,120	$19,236
Accrued liabilities	530,409	588,903
Advances from related parties	100,000	100,000
Convertible note payable, net of discount	-	514,264
Short term mortgages	918,060	827,322
Liabilities held for sale	250,868	15,000
Current portion of mortgage loans payable	8,329	11,265
Total current liabilities	1,816,786	2,075,990

Liabilities hold for sale	-	252,129
Mortgage loans payable, net of current portion	609,909	718,676
Other liabilities	79,500	52,500
Total Non-Current Liabilities	689,409	1,023,305
TOTAL LIABILITIES	2,506,195	3,099,295
Commitments and contingencies		-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 87,519,254 and 30,795,375 issued, issuable and outstanding at December 31, 2017 and June 30, 2017 respectively.	87,520	30,795
Additional paid-in capital	44,466,246	41,891,602
Accumulated deficit	(44,905,814)	(42,853,597)
Total stockholders' deficit	(352,048)	(931,200)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,154,147	$2,168,095
* Derived from audited information
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
		(as adjusted)		(as adjusted)

Net revenues	$66,289	$29,784	$153,394	$59,167

Operating expenses
Cost of revenues	8,153	-	20,659	-
General and administrative	1,077,781	127,595	1,178,542	216,702
Sales and marketing	359	399	359	73,950
Professional fees	(16,847)	14,939	(5,280)	23,397
Depreciation, amortization and impairment	9,012	7,057	35,689	14,114
Total operating expenses	1,078,458	149,990	1,229,969	328,163

Income (Loss) from operations	(1,012,169)	(120,206)	(1,076,575)	(268,996)

Other income (expense):
Interest expense	(276,009)	(101,683)	(975,642)	(168,483)
Total other income (expense), net	(276,009)	(101,683)	(975,642)	(168,483)

Net income (loss)	$(1,288,178)	$(221,889)	$(2,052,217)	$(437,479)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares used in completing basic and diluted net loss per common share	77,369,012	29,782,506	60,229,716	29,281,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31,
	2017	2016
		(as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,052,217)	$(437,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	35,689	14,114
Non cash interest	930,540	128,404
Stock based compensation	955,389	(32,006)
Changes in operating assets and liabilities:
Lease receivable	-	4,320
Prepaid expenses and other assets	14,524	(5,808)
Accounts payable, trade	(9,917)	17,380
Accrued expenses	75,505	63,400
Net cash used (provided) in operating activities	$(50,487)	$(247,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	27,000	15,000
Purchase of property, plant, and equipment	(25,487)	(67,318)
Net cash provided by (used in) investing activities	$1,513	$(52,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(37,226)	(17,787)
Proceeds (repayment) from related party advances	40,000	(15,575)
Proceeds from exercise of options	-	300,000
Proceeds from private placement	57,000	-
Net cash (used) provided by financing activities	$59,774	$266,638

Net increase (decrease) in cash	10,800	(33,355)

Cash at beginning of period	30,067	44,148
Cash at the end of the period	$40,867	$10,793

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$44,927	$30,415
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$1,191,470	$87,903
Stock settled debt liability	$110,000	$-
Stock settled advances from related party	$40,000	$-
Stock settled payroll liability	$134,000	$-
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

This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017 filed on April 24, 2018. Results of the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ended June 30, 2018 and any other future periods.

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of December 31, 2017. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Going Concern

During the three and six months period ended December 31, 2017, the Company reported a net loss of $1,288,178 and $2,052,217, respectively. During the three and six months period ended December 31, 2016, the Company reported a net loss of $221,889 and $437,479, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Lease Receivables

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2017, and 2016, an allowance for doubtful accounts was recorded in the amount of $ 2,861.  As of December 31, 2017, and June 30, 2017, the Company had recorded deferred rent for the straight-line value of rental income of $26,006 as part of other assets.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $359 and $73,950 for the six months ended December 31, 2017 and 2016, respectively and, $359 and $399 for the three months ended December 31, 2017 and 2016, respectively

Fair Value of Financial Instruments:

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the three months ended December 31, 2017 and 2016, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of December 31, 2017.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Prior – Period Adjustments

Prior-Period Adjustments for the Three and Six Months Ended December 31, 2016

During the fiscal year ended June 30, 17 and 2016, the Company corrected its accounting policy on the convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  The result of this correction was to remove the previously recorded expense for the change in the value derivatives and the amount of interest expense recorded.  In addition, based on the results of its just completed audits, the Company also corrected errors in regard to the amount of compensation expense from equity-based compensation. The comparative results for the three and six months ended December 31, 2016 have been appropriately adjusted.  And the Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The effect of these changes are as follows:

For the three months ended December 31, 2016	Original	Adjustments	Adjusted
Rental revenues	$29,784	$-	$29,784

Operating expenses	285,793	(135,803)	149,990

Income (Loss) from operations	(256,009)	135,803	(120,206)

Interest expense	(20,775)	(80,908)	(101,683)
Derivative liability expense	(33,590)	33,590	-

Net income/(loss)	$(310,374)	$88,485	(221,889)

Basic and diluted net loss per common share	$(0.01)	$0.00	$(0.01)
Weighted average shares used in completing basic and diluted net loss per common share	29,782,506	29,782,506	29,782,506

For the six months ended December 31, 2016	Original	Adjustments	Adjusted
Rental revenues	$59,167	$-	$59,167

Operating expenses	575,323	(247,160)	328,163

Income/(Loss) from operations	(516,156)	247,160	(268,996)

Interest expense	(40,078)	(128,405)	(168,483)
Derivative liability expense	(260,200)	260,200	-

Net income/(loss)	$(816,434)	$378,955	$(437,479)

Basic and diluted net loss per common share	$(0.03)	$0.01	$(0.02)
Weighted average shares used in completing basic and diluted net loss per common share	29,281,739	29,281,739	29,281,739

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Prior – Period Adjustments (continued)

For the six months ended December 31, 2016	Original	Adjustments	Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(816,434)	$378,955	$(437,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	14,114		14,114
Non cash interest	98,101	30,303	128,404
Stock based compensation	117,052	(149,058)	(32,006)
Gain (loss) on change in fair value of derivative liability	260,200	(260,200)	-
Changes in operating assets and liabilities:
Lease receivable	4,320		4,320
Prepaid expenses and other assets	(5,808)		(5,808)
Accounts payable, trade	17,380		17,380
Accrued expenses	63,400		63,400
Net cash used (provided) in operating activities	(247,675)	-	(247,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	15,000		15,000
Purchase of property, plant, and equipment	(67,318)		(67,318)
Net cash used in investing activities	(52,318)		(52,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(17,787)		(17,787)
Repayment from related party advances	(15,575)		(15,575)
Proceeds from exercise of options	300,000		300,000
Net cash (used) provided by financing activities	266,638		266,638

Net increase (decrease) in cash	(33,355)		(33,355)

Cash at beginning of period	44,148		44,148
Cash at the end of the period	10,793		10,793

Note 4 – Acquisition of Lake Selmac Resort

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

Note 5 – Assets Held for Sale

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

In December 2017, the Company made the decision to put the property up for sale.  The Company has retained a sales agent and has listed the property for sale at a purchase price of $399,000.  The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet, respectively.  As of December 31, 2017, the Company had not yet incurred any costs related to the sale.

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
Cost
Buildings and improvements	$1,364,110	$1,360,240
Land	777,162	777,162
Furniture and Fixture	15,271	15,271
	2,156,543	2,152,673
Less: accumulated depreciation	(401,850)	(386,982)
	$1,754,693	$1,765,691

Depreciation expense (excluding impairment) amounted $9,012 and $7,057 for the three months ended September 30, 2017 and 2016, respectively.

Depreciation expense (excluding impairment) amounted $21,203 and $14,114 for the six months ended December 31, 2017 and 2016, respectively.

Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene during the three and six months ended December 31, 2017 was $14,486 and $nil for the same period in 2016.

Note 7 – Accrued Liabilities

Accrued Liabilities at December 31, 2017 and June 30, 2016 consist of the following:

	December 31, 2017	June 30, 2017
Accrued salaries and wages	$485,878	$514,372
Accrued expenses	44,531	74,531
	$530,409	$588,903

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294.  The mortgage is secured by liens against certain properties owned by the Seller.  As of December 31, 2017, and June 30, 2017, the balance on the mortgage was $811,816 and $827,322, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3%, requires 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329.  The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  As of December 31, 2017, and June 30, 2017, the balance on the mortgage was $106,243 and $107,139, respectively.

In April 2016, as more fully described in Note 5, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017, and 2016, the balance on the mortgage was $267,129, respectively.  In October 2017, the Company entered into an amended mortgage after making a principal payment of $15,000, in September 2017, and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018.  The note is unsecured.  As of December 31, 2017 the balance on the mortgage was $250,868.

In March 2017, as more fully described in Note 4, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months.  Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of December 31, 2017, and June 30, 2017, the balance on the mortgage was $618,238 and $622,802, respectively.  The note is unsecured.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Convertible Notes Payable

At December 31, 2017 and June 30, 2017, convertible notes payable consisted of the following:

	December 31, 2017	June 30, 2017
Principal amount	$-	$515,000
Liability on stock settled debt	-	350,000
Less: unamortized debt discount	-	(350,736)
Convertible notes payable, net	$-	$514,264

Auctus Fund, LLC Agreement:

On January 23, 2017 the Company entered into a convertible promissory note with Auctus Fund, LLC, and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note has a maturity date of October 23, 2017 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. In connection with the issuance of the Note the Company also issued a one year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 21 months.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants.  Total beneficial conversion feature discount recognized was $325,000 which is being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $188,095 related to the amortization of the beneficial conversion feature discount and $14,469 related to the amortization of originalissuance cost. During the three months ended September 30, 2017, the Company recognized interest expense of $136,905 related to the amortization of the beneficial conversion feature discount and $10,531 related to the amortization of original issuance cost. As of September 30, 2017, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 - $136,905) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $10,531).  During the three months ended September 30, 2017, Auctus gave notice of conversion and the Company issued 13,403,839 shares of its common stock in full satisfaction of the entire principal and accrued interest balance under the note of $175,000.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Convertible Notes Payable (cont’d)

On January 20, 2017 the Company entered into a convertible promissory note in the amount of $165,000.  The Note is due July 20, 2017 and bears an interest rate of 10% and is convertible into shares of the Company's common stock at $.85 per share, unless the event of a default, at which time the conversion rate changes to a fixed 50% discount to the lowest prior 10 day trading price.  The Note was issued with a $15,000 original issue convertible issue discount.  In connection with the issuance of the Note the Company also issued a one year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 1 year.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants. Total beneficial conversion feature discount recognized was $140,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017, the Company recognized interest expense of $124,530 related to the amortization of the beneficial conversion feature discount and $22,238 related to the amortization of original issuance cost and legal fees. As of June 30, 2017, the unamortized balance of beneficial conversion feature was $15,470 and the unamortized balance of original issuance cost and legal fee was $2,762, respectively. On July 20, 2017, the Company recognized additional beneficiary conversion feature in the amount of $110,000 upon default for non-payment. During the three months ended September 30, 2017, the Company recognized interest expense of $115,470 related to the amortization of the beneficial conversion feature discount and $2,762 related to the amortization of original issuance cost and legal fees. As of September 30, 2017, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 -$15,470) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $2,762). During the three months ended September 30, 2017, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $165,000 into 15,023,320 shares of common stock of the Company.

EMA Financing Agreement:

On January 9, 2017 the Company entered into a convertible promissory note with EMA Financial LLC and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note has a maturity date of January 9, 2018 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. Total beneficial conversion feature discount recognized was $325,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $153,151 related to the amortization of the beneficial conversion feature discount and $11,781 related to the amortization of original issuance cost.  the Company recognized interest expense of $171,849 related to the amortization of the beneficial conversion feature discount and $13,219 related to the amortization of original issuance cost and legal fees. As of September 30, 2017, the unamortized balance ofbeneficial conversion feature was $nil (June 30, 2017 - $171,849) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $13,219). During the three months ended September 30, 2017, EMA gave notice to the Company and converted the entire principal and accrued interest under the note of $175,000 into 15,583,632 shares of common stock of the Company.

Note 10 – Capital Stock

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

 Note 10 – Capital Stock (cont’d)

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

Common Stock

Share issuances during the six months ended December 31, 2017:

As described more fully above in Note 9, the Company issued 44,010,791 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2017.

During the six months ended December 31, 2017, the Company issued 5,013,889 shares to employees, board members and consultants for services rendered.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock based compensation of $103,056 which is included in the general and administrative expense line on the statement of operations.

During the six months ended December 31, 2017, the Company issued 1,900,000 shares in respect to private placements at $0.03 per share and received cash proceeds of $57,000.

During the six months ended December 31, 2017, the Company issued 4,466,667 shares to employees to settle accrued payroll in the amount of $134,000.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording stock based compensation in the amount of $852,333, which is included in the general and administrative expense line on the statement of operations.

During the six months ended December 31, 2017, the Company issued 1,333,333 shares to a board member to settle advances made to the Company during the six months ended December 31, 2017, in the amount of $40,000. The Company treated the addition of the conversion provision to the advances made by the board member as an extinguishment and new issuance in the form of a convertible note.  The Company recorded additional interest expense from the amortization in full of the discount recorded as the Company determined that a beneficial conversion feature was present in the conversion feature.  Upon conversion in December 2017, the Company recorded additional interest expense from the amortization of the beneficial conversion feature in the amount of $253,333.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Capital Stock (cont’d)

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

Note 11 – Related Party Transactions

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

As of December 31, 2017, and June 30, 2017, the CEO and a Director of the Company was owed $100,000 in respect to advances made in prior periods.

During the six months ended December 31, 2017 the Board of Directors ratified that our CEO, President and Director satisfied $16,000 of receivables by netting the amount against his payroll payable.

Note 12 – Commitments and Contingencies

In 2013, WCS entered into multi-year option contracts with certain tenants of the Eagle Point condominium units.  The option contracts gave the tenants the right to enter into a contract for the sale of the unit being rented by the tenant.  As part of the option, the tenant is required to make a monthly or quarterly payment to the Company over the term of the agreement and in exchange, the tenant has the right to purchase the unit for a price as determined in the contract.  Contract unit pricing ranges from a fixed $100,000 per unit to $150,000 multiplied by the usable space divided by the surveyed total condominium land area.  The amounts paid on a monthly or quarterly basis are applied as down payments for the purchase of the unit if elected by the contract holder.  In the event of non-payment or expiration of the contract without the option being exercised, any and all payments held by the Company are forfeit by the optionee.  As of December 31, 2017 and June 30, 2017, the Company held payments of $74,400 and $47,400 respectively.  During the six months ended December 31, 2017 and 2016, the Company received payments under option contracts of $27,000 and $15,000 from related parties.

Note 13- Subsequent Events

Subsequent to December 31, 2017, a member of the board of directors of the Company made unsecured advances to the Company in the amount of $5,000.

Subsequent to December 31, 2017, the Company issued a total of 2,490,136 shares of common stock to members of the Board of Directors, employees and consultants for compensation.

On April 1, 2018, a Director of the Company purchased 500,000 shares of common stock in a private offering for $20,000 in cash.  Further on  April 1, 2018, a third party subscribed for 2,500,000 shares of the Company’s common stock at $0.04 per share for total proceeds of $100,000.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the six months ended December 31, 2017 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission included in our Form 10-K as filed on April 24, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Condos, Inc.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 compared to Three Months ended December 31, 2016

Revenue

During the three months ended December 31, 2017 and 2016 respectively we generated net revenues of $66,289 and $29,784.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2017 was due to the commencement of our leasing operation by leasing to a related party units from our condominium property, and from revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three month periods ended December 31, 2017 and 2016 are as follows:

	For the three months ended December 31,
	2017	2016
Operating expenses
Cost of revenues	8,153	-
General and administrative	1,077,781	127,595
Sales and marketing	359	399
Professional fees	(16,847)	14,939
Depreciation, amortization and impairment	9,012	7,057
Total operating expenses	1,078,458	149,990

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees, stock based compensation and miscellaneous office costs.

The Company experienced a substantive increase in general and administrative expenses over the comparative periods from $127,595 in the three months ended December 31, 2016 to $1,077,781 during the three months ended December 31, 2017.  This increase is predominantly related to share based compensation relative to the issuance of shares to employees, board members and consultants for services rendered, and to conversion of accrued payroll at rates below market, valued at $955,389 in the current period. Professional fees reflect a decrease during the three months ended December 31, 2017 as the Company recovered legal deposits previously advanced for services expensed in a prior period. As a result we recorded a net credit to professional fees of $16,847 in the current three months as compared to expenses of $14,939 in the prior compartive period ended December 31, 2016.  Costs of revenues in the current period totaled $8,153 as compared to $Nil in the prior comparative three months ended December 31, 2016.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground.  Depreciation, amortization and impairment increased slightly from $7,057 in the three months ended December 31, 2017 and 2016 we recorded negligable marketing costs of $359 and $399 respectively.

Total operating expenses the three months ended December 31, 2017 totaled $1,078,458 as compared to $149,990 in 2016.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the three months ended December 31, 2017 and 2016 totaled interest expenses of $276,009 and $101,683 respectively. The increase is a result of the costs recorded upon agreeing to modify advances made by a board member that allowed for their conversion to common shares at a rate below the market price for the Company’s common stock. This resulted in the Company recording interest expense in the amount of $253,333 in the current period.

Net losses in the three months ended December 31, 2017 and 2016 totaled $1,288,178 and $221,889, respectively.

Six Months Ended December 31, 2017 compared to Six Months ended December 31, 2016

Revenue

During the six months ended December 31, 2017 and 2016 respectively we generated net revenues of $153,394 and $59,167.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2017 was due to the commencement of our leasing operation by leasing to a related party units from our condominium property, and from revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three month periods ended December 31, 2017 and 2016 are as follows:

	For the Six months ended December 31,
	2017	2016

Operating expenses
Cost of revenues	20,659	-
General and administrative	1,178,542	216,702
Sales and marketing	359	73,950
Professional fees	(5,280)	23,397
Depreciation, amortization and impairment	35,689	14,114
Total operating expenses	1,229,969	328,163

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees, stock based compensation and miscellaneous office costs.

The Company experienced a substantive increase in general and administrative expenses over the comparative periods from $216,702 in the six months ended December 31, 2016 to $1,178,542 during the six months ended December 31, 2017.  This increase is predominantly related to share based compensation relative to the issuance of shares to employees, board members and consultants for services rendered, and to conversion of accrued payroll at rates below market, valued at $955,389 in the current period. Professional fees reflect a decrease during the three months ended December 31, 2017 as the Company recovered legal deposits previously advanced for services expensed in a prior period.  As a result we recorded a net credit to professional fees of $5,280 in the current six months as compared to expenses of $23,397 in the prior compartive period ended December 31, 2016.  Costs of revenues in the current period totaled $20,659 as compared to $Nil in the prior comparative six months ended December 31, 2016.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground.  Depreciation, amortization and impairment increased substantially from $14,114 in the six months ended December 31, 2016 to $35,689 in the current six month period ended December 31, 2017 primarily due to our impairment of construction deposits and other costs associated with the land purchased in April 2017 near Eugene Oregon in the amount of $14,486, as we determined subsequent to quarter end to put the land up for sale due to hostility encountered from local government officials based on our intended use of the property. During the six months ended December 31, 2016 we recorded sales and marketing costs of $73,950 with only $359 expended during the current six month period ended December 31, 2017.  In the fiscal year end June 30, 2017, we attempted to raise awareness of our stock and brand through targeted advertising and promotion.  We ended that program as of June 30, 2017.

Total operating expenses the six months ended December 31, 2017 totaled $1,229,969 as compared to $328,160 in 2016.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the three months ended December 31, 2017 and 2016 totaled interest expenses of $975,642 and $168,483  respectively. The substantial increase was a result of the costs of the convertible notes issued and their conversion through issuance of our common stock in the current six month period. Further, during the six months ended December 31, 2017, the Company also incurred costs recorded upon agreeing to modify advances made by a board member that allowed for their conversion to common shares at a rate below the market price for the Company’s common stock. This resulted in the Company recording additional interest expense in the amount of $253,333 in the current period.

Total non cash interest record in the six month periods ended December 31, 2017 and 2016 totaled $930,540 and

$128,404, respectively.

Net losses in the six  months ended December 31, 2017 and 2016 totaled $2,052,217 and $437,479, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At December 30, 2017	At June 30, 2017

Current Assets	$43,996	$46,946
Current Liabilities	1,816,786	2,075,990
Working Capital Deficit	$(1,772,790)	$(2,029,044)

As of December 31, 2017, the Company had total current assets of $43,996 and a working capital deficit of $1,772,790 compared to total current assets of $46,946 and a working capital deficit of $2,029,044 as of June 30, 2017. The decrease in our working capital deficit was due to the retirement of all outstanding convertible notes payable during the six month period ended December 31, 2017 as well as a reduction to certain accrued liabilties in the period by way of issuance of shares.  These decreases to our current liabilities were offset by an increase to short term mortgages and liabilities held for sale, as we determined to sell certain property in the current period.

During the six months ended December 31, 2017, cash used by operating activities totaled $50,487, primarily as a result of a net loss from operations of $2,052,217, offset by non-cash interest of $930,540, stock based compensation of $955,389, and depreciation, amortization and impairment expenses of $35,689.  In the six months ended December 31, 2016 cash used by operating activities totaled $247,675 with a net loss from operations of $437,479 offset by non-cash interest of $128,404, depreciation, amortization and impairment expenses of $14,114 and a gain of $32,006 from adjustments to stock based compensation in the period.

Net cash provided by investing activities was $1,513 in the six months ended December 31, 2017 as compared to net cash used of $52,318 in 2016 as a result of the purchase of certain property in the respective periods, and proceeds received from a purchase option on property.  In the six months ended December 31, 2017 we received $27,000 under option agreements for certain units at our Eagle Creek condominium compared to $15,000 received in the six months ended December 31, 2016.

Net cash provided by financing activities was $59,774 in the six months ended December 31 2017 as compared to $266,638 in 2016.  During the current six month period ended December 31, 2017 the Company received proceeds from related party advances of $40,000, and proceeds from private placements of $57,000, offset by certain mortgage repayments of $37,226.  During the comparative period in 2016, the Company received proceeds from the exercise of options of $300,000, offset by mortgage repayments of $17,787 and repayments of related party advances of $15,575.

Going Concern

During the three and six months period ended December 31, 2017, the Company reported a net loss of $1,288,178 and $2,052,217, respectively. During the three and six months period ended December 31, 2016, the Company reported a net loss of $221,889 and $437,479, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2017, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2017, the Company issued 5,013,889 shares to employees, board members and consultants for services rendered.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant.

During the six months ended December 31, 2017, the Company issued 1,900,000 shares in respect to private placements at $0.03 per share.

During the six months ended December 31, 2017, the Company issued 4,466,667 shares to employees to settle accrued payroll in the amount of $134,000.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of issue.

During the six months ended December 31, 2017, the Company issued 1,333,333 shares to a board member to settle advances in the amount of $40,000.

Subsequent to December 31, 2017, the Company issued a total of 2,490,136 shares of common stock to members of the Board of Directors, employees and consultants for compensation.

On April 1, 2018, a third party subscribed for 2,500,000 shares of the Company’s common stock at $0.04 per share for total proceeds of $100,000.

All stock issuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

GROW CONDOS, INC.

Date: May 21, 2018	By: /s/ Wayne A. Zallen
Name: Wayne A. Zallen
Title: Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)