Form 10-Q
period 2018-03-31
GROW CONDOS, INC.
filed 2018-06-01
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

GROW CONDOS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
ASSETS	(Unaudited)	*
CURRENT ASSETS:
Cash	$28,949	$30,067
Lease receivable, net of allowance for bad debt	2,681	89
Prepaid expenses	12,531	16,790
Total current assets	44,161	46,946

Property, plant and equipment, net	1,743,400	1,765,691
Assets held for sale	326,629	326,629
Other assets	9,600	26,006
Deposits	2,823	2,823
TOTAL ASSETS	$2,126,613	$2,168,095

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,860	$19,236
Accrued liabilities	577,583	588,903
Advances from related parties	105,000	100,000
Convertible note payable, net of discount	-	514,264
Short term mortgages	909,240	827,322
Liabilities held for sale	250,868	15,000
Current portion of mortgage loans payable	8,531	11,265
Total current liabilities	1,877,082	2,075,990

Liabilities hold for sale	-	252,129
Mortgage loans payable, net of current portion	607,255	718,676
Other liabilities	93,000	52,500
Total Non-Current Liabilities	700,255	1,023,305
TOTAL LIABILITIES	2,577,337	3,099,295
Commitments and contingencies		-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 89,507,210 and 30,795,375 issued, issuable and outstanding at March 31, 2018 and June 30, 2017 respectively.	89,507	30,795
Additional paid-in capital	44,564,863	41,891,602
Accumulated deficit	(45,105,094)	(42,853,597)
Total stockholders' deficit	(450,724)	(931,200)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,126,613	$2,168,095
* Derived from audited information

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)

Net revenues	$57,665	$26,801	$211,059	$85,968

Operating expenses
Cost of revenues	9,544	2,363	30,203	2,363
General and administrative	163,402	130,037	1,341,944	346,739
Sales and marketing	358	100,556	717	174,506
Professional fees	35,090	44,155	29,810	67,552
Depreciation, amortization and impairment	26,169	7,057	61,858	21,171
Total operating expenses	234,563	284,168	1,464,532	612,331

Income (Loss) from operations	(176,898)	(257,367)	(1,253,473)	(526,363)

Other income (expense):
Interest expense	(22,382)	(251,478)	(998,024)	(419,961)
Total other income (expense), net	(22,382)	(251,478)	(998,024)	(419,961)

Net income (loss)	$(199,280)	$(508,845)	$(2,251,497)	$(946,324)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares used in completing basic and diluted net loss per common share	88,569,526	30,446,305	69,538,413	29,664,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31,
		2018		2017
				(as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,251,497)		$(946,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense		61,858		21,171
Non-cash interest		930,540		364,725
Stock based compensation		994,370		(5,922)
Changes in operating assets and liabilities:
Lease receivable		(2,592)		(775)
Prepaid expenses and other assets		20,665		3,144
Accounts payable, trade		13,424		1,703
Accrued expenses		122,679		160,142
Net cash used (provided) in operating activities		$(110,553)		$(402,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property		40,500		22,500
Purchase of property, plant, and equipment		(39,567)		(283,100)
Net cash provided by (used in) investing activities		$933		$(260,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages		(48,498)		(26,795)
Proceeds (repayment) from related party advances		45,000		(15,575)
Proceeds from convertible notes		-		440,000
Proceeds from exercise of options		-		300,000
Proceeds from private placement		112,000		-
Net cash (used) provided by financing activities		$108,502		$697,630

Net increase (decrease) in cash		(1,118)		34,894

Cash at beginning of period		30,067		44,148
Cash at the end of the period		$28,949		$79,042

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest		$67,484		$30,415
Cash paid for income taxes	$			$-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock		$1,191,470		$225,541
Shares issued for acquisition of property		$-		$52,000
Stock settled debt liability		$110,000		$350,000
Beneficial conversion feature discount recorded		253,333		440,000
Seller financing of real estate		$-		$625,000
Liability settled in stock		$6,800-	$
Stock settled advances from related party		$40,000		$-
Stock settled payroll liability		$134,000		$-
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

This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017 filed on April 24, 2018. Results of the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended June 30, 2018 and any other future periods.

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of March 31, 2018. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Going Concern

During the three and nine months period ended March 31, 2018, the Company reported a net loss of $199,280 and $2,251,497, respectively. During the three and nine months period ended March 31, 2017, the Company reported a net loss of $508,845 and $946,324, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Lease Receivables

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2017, and 2016, an allowance for doubtful accounts was recorded in the amount of $2,861.  As of March 31, 2018, and June 30, 2017, the Company had recorded deferred rent for the straight-line value of rental income of $9,600 and $26,006, respectively, as part of other assets.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $717 and $174,506 for the nine months ended March 31, 2018 and 2017 respectively and, $358 and $100,556 for the three months ended March 31, 2018 and 2017, respectively

Fair Value of Financial Instruments:

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

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of September 30, 2017, the Company had recorded an additional $110,000 for the value of the stock settled debt relative to certain convertible notes (see Note 9).

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the nine months ended March 31, 2018 and 2017, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of March 31, 2018.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Prior – Period Adjustments

Prior-Period Adjustments for the Three and Nine Months Ended March 31, 2017

During the fiscal year ended June 30, 2017 and 2016, the Company corrected its accounting policy on the convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  The result of this correction was to remove the previously recorded expense for the change in the value derivatives and the amount of interest expense recorded.  In addition, based on the results of its just completed audits, the Company also corrected errors in regard to the amount of compensation expense from equity-based compensation. The comparative results for the three and nine months ended March 31, 2017 have been appropriately adjusted.  And the Company has reclassified the presentation of certain prior-year information to conform to the current presentation. The effect of these changes are as follows:

For the three months ended March 31, 2017	Original		Adjustments	Adjusted
Rental revenues	$26,801		$-	$26,801

Operating expenses	9,194		274,974	284,168

Income (Loss) from operations	17,607		(274,974)	(257,367)

Interest expense	(137,018)		(114,460)	(251,478)

Net income/(loss)	$(119,411)		$(389,434)	(508,845)

Basic and diluted net loss per common share	$(0.00)	$		$(0.02)
Weighted average shares used in completing basic and diluted net loss per common share	30,440,523			30,446,305

For the nine months ended March 31, 2017	Original	Adjustments	Adjusted
Rental revenues	$85,968	$-	$85,968

Operating expenses	746,615	(134,284)	612,331

Income/(Loss) from operations	(660,647)	134,284	(526,363)

Interest expense	(275,198)	(144,763)	(419,961)

Net income/(loss)	$(935,845)	$(10,479)	$(946,324)

Basic and diluted net loss per common share	$(0.03)		$(0.03)
Weighted average shares used in completing basic and diluted net loss per common share	29,629,819		29,664,260

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Prior – Period Adjustments (continued)

For the nine months ended March 31, 2017	Original	Adjustments	Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(935,845)	$(10,479)	$(946,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	21,171		21,171
Non cash interest	198,232	166,493	364,725
Stock based compensation	64,402	(70,324)	(5,922)
Gain (loss) on change in fair value of derivative liability	(55,862)	55,862	-
Changes in operating assets and liabilities:
Lease receivable	(775)		(775)
Prepaid expenses and other assets	(11,283)	14,427	3,144
Accounts payable, trade	1,703		1,703
Accrued expenses	73,477	86,665	160,142
Net cash used (provided) in operating activities	(644,780)	242,644	(402,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	22,500	-	22,500
Purchase of property, plant, and equipment	(283,100)	-	(283,100)
Net cash used in investing activities	(260,600)	-	(260,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(29,151)	2,356	(26,795)
Repayment from related party advances	(15,575)	-	(15,575)
Proceeds from convertible notes	485,000	(45,000)	440,000
Proceeds from exercise of options	500,000	(200,000)	300,000
Net cash (used) provided by financing activities	940,274	(242,644)	697,630

Net increase (decrease) in cash	34,894	-	34,894

Cash at beginning of period	44,148	-	44,148
Cash at the end of the period	79,042	-	79,042

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

In December 2017, the Company made the decision to put the property up for sale.  The Company has retained a sales agent and has listed the property for sale at a purchase price of $399,000.  The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet, respectively.  As of March 31, 2018, the Company had not yet incurred any costs related to the sale.

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Cost
Buildings and improvements	$1,360,240	$1,360,240
Land	777,162	777,162
Furniture and Fixture	15,271	15,271
	2,152,673	2,152,673
Less: accumulated depreciation	(409,273)	(386,982)
	$1,743,400	$1,765,691

Depreciation expense (excluding impairment) amounted $7,466 and $7,057 for the three months ended March 31, 2018 and 2017, respectively.

Depreciation expense (excluding impairment) amounted $28,649 and $21,171 for the nine months ended March 31, 2018 and 2017, respectively.

Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene during the three and nine months ended March 31, 2018 was $18,723 and $33,209, respectively. Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene during the three and nine months ended March 31, 2017 was nil.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Accrued Liabilities

Accrued Liabilities at March 31, 2018 and June 30, 2017 consist of the following:

	March 31, 2018	June 30, 2017
Accrued salaries and wages	$533,050	$514,372
Accrued expenses	44,533	74,531
	$577,583	$588,903

Note 8 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294.  The mortgage is secured by liens against certain properties owned by the Seller.  As of March 31, 2018, and June 30, 2017, the balance on the mortgage was $803,477 and $827,322, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3%, requires 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329.  The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  As of March 31, 2018, and June 30, 2017, the balance on the mortgage was $105,763 and $107,139, respectively.

In April 2016, as more fully described in Note 5, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017, and 2016, the balance on the mortgage was $267,129, respectively.  In October 2017, the Company entered into an amended mortgage after making a principal payment of $15,000, in September 2017, and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018.  The note is unsecured.  As of March 31, 2018, the balance on the mortgage was $250,868.

In March 2017, as more fully described in Note 4, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months.  Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of March 31, 2018, and June 30, 2017, the balance on the mortgage was $615,786 and $622,802, respectively.  The note is unsecured.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Convertible Notes Payable

At March 31, 2018 and June 30, 2017, convertible notes payable consisted of the following:

	March 31, 2018	June 30, 2017
Principal amount	$-	$515,000
Liability on stock settled debt	-	350,000
Less: unamortized debt discount	-	(350,736)
Convertible notes payable, net	$-	$514,264

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

(Unaudited)

Note 9 – Convertible Notes Payable (continued)

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 10 – Capital Stock (cont’d)

Common Stock

Share issuances during the nine months ended March 31, 2018:

As described more fully above in Note 9, the Company issued 44,010,791 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2017.

During the nine months ended March 31, 2018, the Company issued 5,501,845 shares to employees, board members and consultants for services rendered and in settlement of certain liabilities.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded $6,800 liability settlement and stock based compensation of $142,037 which is included in the general and administrative expense line on the statement of operations.

During the nine months ended March 31, 2018, the Company issued or has issuable a total of 3,400,000 shares in respect to private placements at $0.03 and $0.04 per share and received cash proceeds of $112,000.

During the nine months ended March 31, 2018, the Company issued 4,466,667 shares to employees to settle accrued payroll in the amount of $134,000.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording stock based compensation in the amount of $852,333, which is included in the general and administrative expense line on the statement of operations.

During the nine months ended March 31, 2018, the Company issued 1,333,333 shares to a board member to settle advances made to the Company during the nine months ended March 31, 2018, in the amount of $40,000. The Company treated the addition of the conversion provision to the advances made by the board member as an extinguishment and new issuance in the form of a convertible note.  The Company recorded additional interest expense from the amortization in full of the discount recorded as the Company determined that a beneficial conversion feature was present in the conversion feature.  Upon conversion in December 2017, the Company recorded additional interest expense from the amortization of the beneficial conversion feature in the amount of $253,333.

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

As of March 31, 2018, and June 30, 2017, the CEO and a Director of the Company was owed $105,000 and $100,000 respectively for advances made in prior periods.

During the nine months ended March 31, 2018 the Board of Directors ratified that our CEO, President and Director satisfied $38,000 of receivables by netting the amount against his payroll payable.

Note 12 – Commitments and Contingencies

In 2013, WCS entered into multi-year option contracts with certain tenants of the Eagle Point condominium units.  The option contracts gave the tenants the right to enter into a contract for the sale of the unit being rented by the tenant.  As part of the option, the tenant is required to make a monthly or quarterly payment to the Company over the term of the agreement and in exchange, the tenant has the right to purchase the unit for a price as determined in the contract.  Contract unit pricing ranges from a fixed $100,000 per unit to $150,000 multiplied by the usable space divided by the surveyed total condominium land area.  The amounts paid on a monthly or quarterly basis are applied as down payments for the purchase of the unit if elected by the contract holder.  In the event of non-payment or expiration of the contract without the option being exercised, any and all payments held by the Company are forfeit by the optionee.  As of March 31, 2018, and June 30, 2017, the Company held payments of $87,900 and $47,400 respectively.  During the nine months ended March 31, 2018 and 2017, the Company received payments under option contracts of $40,500 and $22,500 from related parties.

Note 13- Subsequent Events

On April 1, 2018, a third party subscribed for 2,500,000 shares of the Company’s common stock at $0.04 per share for total proceeds of $100,000.

On April 1, 2018 the Company issued 1,002,180 shares to employees, board members and consultants for services rendered.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended March 31, 2018 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission included in our Form 10-K as filed on April 24, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Condos, Inc.

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

Historically the Company has raised funds for its ongoing operations and settled its obligations as they come due in part by the sale of shares, and by settling fees and other compensation payable to consultants, employees, officers and directors by issuance of restricted common shares. Presently the Company has 100,000,000 common shares authorized for issuance and has issued and outstanding a total of 91,426,057 common shares as at the date of this report.  In addition, the Company has reserved a total of an additional 2,883,333 shares of its common stock that are currently issuable or potentially issuable in the event the holders of options and warrants currently outstanding choose to exercise those instruments and receive common stock of the Company.  The Company as of the date of this filing has only 5.74 million shares remaining under its current authorized limit after taking into effect the reserved shares. The Company will be required to increase its authorized capital in the near future in order to be able to continue to use its share capital for financing and operating purposes. The Company will be required to obtain a

51% vote from its shareholders in order to effect a proposed motion to increase our authorized capital in the State of Nevada. Presently, management and the board of directors do not hold sufficient votes to pass this corporate action and there is no assurance we will be able to secure the votes required to pass such motion.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures.

RESULTS OF OPERATIONS

Three Months Ended March 31 2018 compared to Three Months ended March 31, 2017

Revenue

During the three months ended March 31, 2018 and 2017 respectively we generated net revenues of $57,665 and $26,801.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2018 was due to the commencement of our leasing operation by leasing to a related party units from our condominium property, and from revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three month periods ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Operating expenses
Cost of revenues	9,544	2,363
General and administrative	163,402	130,037
Sales and marketing	358	100,556
Professional fees	35,090	44,155
Depreciation, amortization and impairment	26,169	7,057
Total operating expenses	234,563	284,168

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees, stock based compensation and miscellaneous office costs.

The Company experienced a decline in operating expenses over the comparative three month periods ended March 31, 2018 and 2017. General and administrative expenses increased from $130,037 to $163,402 period over period as a result of share based compensation issued in the period relative to the shares granted to employees, board members and consultants for services rendered.  Professional fees reflect a decrease during the three months ended March 31, 2018 as the Company incurred few legal expenses. Costs of revenues in the current period totaled $9,544 as compared to $2,363 in the prior comparative three months ended March 31, 2017.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of increased costs associated with concession items sold at the campground.  Depreciation, amortization and impairment increased from $7,057 in the three months ended March 31, 2017 to $26,169 in the current three month period as a result of the impairment of certain condo construction deposits with no similar expense in fiscal 2017. Marketing costs decreased substantially period over period from $100,556 to only $358 in the current three months ended March 31, 2018. In the fiscal year end June 30, 2017, we attempted to raise awareness of our stock and brand through targeted advertising and promotion.  We ended that program as of June 30, 2017.

Total operating expenses the three months ended March 31, 2018 totaled $234,563 as compared to $284,168 in the three months ended March 31, 2017.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the three months ended March 31, 2018 and 2017 included interest expenses of $22,382 and $251,478 respectively. Interest expenses recorded in the three months ended March 31, 2017 include the amortization of the debt discount on certain convertible notes in the period, with no similar expense in the three months ended March 31, 2018.

Net losses in the three months ended March 31, 2018 and 2017 totaled $199,280 and $508,845, respectively.

Nine Months Ended March 31, 2018 compared to Nine Months ended March 31, 2017

Revenue

During the nine months ended March 31, 2018 and 2017 respectively we generated net revenues of $211,059 and $85,968.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2018 was due to the commencement of our leasing operation by leasing to a related party units from our condominium property, and from revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three month periods ended March 31, 2018 are as follows:

	For the Nine months ended March 31,
	2018	2017

Operating expenses
Cost of revenues	30,203	2,363
General and administrative	1,341,944	346,739
Sales and marketing	717	174,506
Professional fees	29,810	67,552
Depreciation, amortization and impairment	61,858	21,171
Total operating expenses	1,464,532	612,331

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees, stock based compensation and miscellaneous office costs.

The Company experienced a substantive increase in general and administrative expenses over the comparative periods from $346,739 in the nine months ended March 31, 2017 to $1,341,944 during the nine months ended March 31, 2018.  This increase is predominantly related to share based compensation relative to the issuance of shares to employees, board members and consultants for services rendered, and to conversion of accrued payroll at rates below market, valued at $994,370 in the current period. Professional fees reflect a decrease over the comparative nine months from $67,552 in 2017 to $29,810 in 2018. During the current nine months, the Company recovered legal deposits previously advanced for services expensed in a prior period.  In addition overall charges for legal services decreased period over period.  Costs of revenues in the current period totaled $30,203 as compared to $2,363 in the prior comparative nine months ended March 31, 2017.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground.  Depreciation, amortization and impairment increased substantially from $21,171 in the nine months ended March 31, 2017 to $61,858 in the current nine month period ended March 31, 2018 primarily due to our impairment of construction deposits and other costs associated with the land purchased in April 2017 near Eugene Oregon in the amount of $33,209, as we determined subsequent to quarter end to put the land up for sale due to hostility encountered from local government officials based on our intended use of the property. During the nine months ended March 31, 2017 we recorded sales and marketing costs of $174,506 with only $717 expended during the current nine month period ended March 31, 2018.  In the fiscal year end June 30, 2017, we attempted to raise awareness of our stock and brand through targeted advertising and promotion.  We ended that program as of June 30, 2017.

Total operating expenses for the nine months ended March 31, 2018 totaled $1,464,532 as compared to $612,331 in 2017.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the nine months ended March 31, 2018 and 2017 included interest expenses of $998,024 and $419,961 respectively. The substantial increase was a result of the costs of the convertible notes issued and their conversion through issuance of our common stock in the current nine month period. Further, during the nine months ended March 31, 2018, the Company also incurred costs recorded upon agreeing to modify advances made by a board member that allowed for their conversion to common shares at a rate below the market price for the Company’s common stock. This resulted in the Company recording additional interest expense in the amount of $253,333 in the current nine month period.

Total non-cash interest recorded in the nine month periods ended March 31, 2018 and 2017 totaled $930,540 and $364,725, respectively.

Net losses in the nine months ended March 31, 2018 and 2017 totaled $2,251,497 and $946,324, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At March 31, 2018	At June 30, 2017

Current Assets	$44,161	$46,946
Current Liabilities	1,877,082	2,075,990
Working Capital Deficit	$(1,832,921)	$(2,029,044)

As of March 31, 2018, the Company had total current assets of $44,161 and a working capital deficit of $1,832,921 compared to total current assets of $46,946 and a working capital deficit of $2,029,044 as of June 30, 2017. The decrease in our working capital deficit was due to the retirement of all outstanding convertible notes payable during the nine month period ended March 31, 2018, as well as a reduction to certain accrued liabilities in the period by way of issuance of shares.  These decreases to our current liabilities were offset by an increase to short term mortgages and liabilities held for sale, as we determined to sell certain property in the current period.

During the nine months ended March 31, 2018, cash used by operating activities totaled $110,553, primarily as a result of a net loss from operations of $2,251,497, offset by non-cash interest of $930,540, stock based compensation of $1,001,170, and depreciation, amortization and impairment expenses of $61,858.  In the nine months ended March 31, 2017 cash used by operating activities totaled $402,136 with a net loss from operations of $946,324 offset by non-cash interest of $364,725, depreciation, amortization and impairment expenses of $21,171 and a gain of $5,922 from adjustments to stock based compensation in the period. Both periods reflect a substantial increase to accrued expenses totaling $122,679 in the period ended March 31, 2018 and $160,142 in the period ended March 31, 2017.

Net cash provided by investing activities was $933in the nine months ended March 31, 2018, as compared to net cash used of $260,600 in 2017 predominantly as a result of the purchase of certain property in the respective periods totaling $39,567 in 2018 and $283,100 in 2017.  In the nine months ended March 31, 2018 we received $40,500 under option agreements for certain units at our Eagle Creek condominium compared to $22,500 received in the nine months ended March 31, 2017.

Net cash provided by financing activities was $108,502 in the nine months ended March 31, 2018 as compared to $697,630 in 2017.  During the current nine month period ended March 31, 2018, the Company received proceeds from related party advances of $45,000, and proceeds from private placements of $112,000, offset by certain mortgage repayments of $48,498.  During the comparative period in 2017, the Company received proceeds from the exercise of options of $300,000 and proceeds from convertible notes of $440,000, offset by mortgage repayments of $26,795 and repayments of related party advances of $15,575.

Going Concern

During the three and nine months period ended March 31, 2018, the Company reported a net loss of $199,280 and $2,251,497, respectively. During the three and nine months period ended March 31, 2017, the Company reported a net loss of $508,845 and $946,324, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2018, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2018 the Company issued 1,002,180 shares to employees, board members and consultants for services rendered.

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

GROW CONDOS, INC.

Date: June 1, 2018	By: /s/ Wayne A. Zallen
Name: Wayne A. Zallen
Title: Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer and Principal Financial and Accounting Officer)