Form 10-K
period 2018-06-30
GROW CONDOS, INC.
filed 2018-10-12
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

The market value of the voting and non-voting common stock held by non-affiliates totaled $8,389,277 based upon a valuation of $0.175 per share, that being the closing price on December 29, 2017 the last business day of the Registrant's most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of October 8, 2018, the registrant had 96,621,408 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Item 1.  Description of Business

History

Grow Condos, Inc. (the "Company") was incorporated on October 22, 1999 as Calibrus, in the State of Nevada. From its inception, the Company was a call center that contracted out as a customer contact center for a variety of business clients throughout the United States. Over time our main business became a third-party verification service.  After making a sale on the telephone, a company would send the call to a Company operator to confirm the order.  This process protected both the customer and the company selling services from telephone sales fraud.

While continuing to operate as a call center, in 2008 we expanded our business plan to include the development of a social networking site called JabberMonkey (Jabbermonkey.com) and the development of a location based social networking application for smart phones called Fanatic Fans.

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to Grow Capital Inc. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018 respectively. The Company has submitted application to the Financial Industry Regulatory Authority ("FINRA") for approval of the above noted corporate actions.

WCS Enterprises

Our wholly-owned subsidiary, WCS Enterprises, LLC ("WCS Enterprises") is an Oregon limited liability company which was formed on September 9, 2013 and was acquired by us in June 2014 in exchange for shares of our common stock.  The acquisition of WCS Enterprises resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the business of being a real estate purchaser, developer and manager of specific use industrial properties business.

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

Further we have acquired real estate located just 20 miles from Grants Pass, Oregon and 2.5 miles east of the Redwood Highway in Selma, Oregon known as the Lake Selmac Resort. The total property occupies approximately 5.85 acres, has 29 RV spaces (13 pull through spots), 2 cabins and a convenience store, boat dock, bath house and coin operated laundry facilities. The Resort facilities also include fishing, swimming, boating, and tent camping. This is our first cannabis friendly tourist destination. We also operate a full-service country store.

In September 2018, the Company completed the sale of its land held in the Pioneer Business Park near Eugene, OR. The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.

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

Tourist Recreation and site rentals

During fiscal 2017 we acquired our first cannabis friendly tourist destination with the purchase of Lake Selmac Resort where we offer facilities including fishing, swimming, boating,  RV parking, tent camping & cabin accommodation. This property has had increased operations in our most recently completed fiscal year.

Supplies and Equipment

We intend in the future, to provide operators state-of-the art equipment and methodology to provide efficient implementation to assist clients to realize stabilized operations faster.

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

(1)Wilderness Bud and Breakfast San Juan National Forest, Pagosa Springs, CO

This property offers a wide variety of wilderness 420 friendly camping experiences featuring 420 Happy Hour, served daily and featuring a selection of the finest organic flowers, cannabis-infused edibles and extracts from the sunny southwest of Colorado. Tipis and tent sites are located on the banks of the Rio Blanco. Camp kitchen, stoves, BBQ, outhouse, solar shower and campfire area are located on the campgrounds.

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

The Department of Justice governs the use of cannabis under the Controlled Substances Act (CSA). Schedule 21 of the U.S. Code includes five established schedules of controlled substances known as schedules I, II, III, IV, and V. The Department of Justice has mandated that schedules established by this section shall be updated and republished on a semi-annual basis during the two-year period beginning one year after October 27, 1970 and shall be updated and republished on an annual basis thereafter. Schedule I includes cannabis in its listing.  Substances included in Schedule I have the following characteristics:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

(1) We own a building at 722 W. Dutton Road, Eagle Point, OR  97524 representing our first operating location for WCS Enterprises.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms which, is being leased to four tenants and one 7,500 square feet grow facility leased, for which the rent has yet begun, to one tenant that is a related party.

We maintain our corporate offices in the building.  The Company occupies one 1,500 sq. ft. unit to use as an office space.

(2) In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park from a private seller in the amount of $326,629 plus closing costs. The property is on 2.65 acres located in the Pioneer Business Park.  The original plans were for building 33-1500 square foot units or approximately 50,000 square feet of warehouse condominiums on the site.

In late 2017, the Company engaged a broker and listed the parcel of land for sale. In September 2018, the Company completed the sale of its land held in the Pioneer Business Park. The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.

(3) In March 2017, the Company acquired a RV and campground park in Selma, Oregon.  The property is located just 20 miles of Grants Pass, Oregon and 2.5 miles east of the Redwood Highway in Selma, Oregon and is known as the Lake Selmac Resort.  The Resort facilities include fishing, swimming, boating, and in addition to RV parking, has tent camping & cabin locations established for accommodation.

ITEM 3:  LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "GRWC".  Set forth below are the high and low closing bid prices for our common stock for each quarter of the last two fiscal years ended June 30, 2018 and 2017.  These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

July 1, 2016 through September 30, 2016	$ 1.55	$ 0.70

October 1, 2016 through December 31, 2016	$ 1.92	$ 0.61

January 1, 2017 through March 31, 2017	$ 1.35	$ 0.89

April 1, 2017 through June 30, 2017	$ 1.12	$ 0.55

July 1, 2017 through September 30, 2017	$ 0.6487	$ 0.0112

October 1, 2017 through December 31, 2017	$ 0.255	$ 0.0132

January 1, 2018 through March 31, 2018	$ 0.23	$ 0.06

April 1, 2018 through June 30, 2018	$ 0.208	$ 0.034

Holders

The number of record holders of the Company's common stock as of September 18, 2018 is approximately 187 not including an indeterminate number who may hold shares in "street name."

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

Recent Sales of Unregistered Securities

Common Stock

Share issuances subsequent to the year ended June 30, 2018.

In July and August 2018, the Company commenced a private offering of its common stock and through the date of this report raised gross proceeds of $1,165,000.  Approximately $900,000 of these proceeds were used to retire two mortgages on the WCS condo rental property.

On August 2, 2018 the Company issued a total of 4,000,000 shares of common stock to certain officers and directors as part of their respective employment and/or board compensation package.

Share issuances during the fiscal year ended June 30, 2018:

The Company issued 44,010,791 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2017.

During the fiscal year ended June 30, 2018, the Company issued 7,199,376 shares to employees, board members and consultants for services rendered and in settlement of certain liabilities.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded $ stock-based compensation of $281,981, of this amount 4,565,259 shares valued at $175,326were issued to officers and directors as part of their board compensation package.

During the fiscal year ended June 30, 2018, the Company issued a total of 6,400,000 shares in respect to private placements at $0.03 and $0.04 per share and received cash proceeds of $232,000.

During the fiscal year ended June 30, 2018, the Company issued 4,466,667 shares to certain officers to settle accrued payroll in the amount of $134,000.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording stock-based compensation in the amount of $852,334.

During the fiscal year ended June 30, 2018, the Company agreed to issue 1,333,333 shares to a board member to settle advances made to the Company during the fiscal year ended June 30, 2018, in the amount of $40,000. As of June 30, 2018, those shares remain issuable. The Company treated the addition of the conversion provision to the advances made by the board member as an extinguishment and new issuance in the form of a convertible note.  The Company recorded additional interest expense from the amortization in full of the discount recorded as the Company determined that a beneficial conversion feature was present in the conversion feature.  Upon conversion in December 2017, the Company recorded additional interest expense from the amortization of the beneficial conversion feature in the amount of $253,333.  These shares remain issuable as at June 30, 2018.

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

In the year ended June 30, 2017, a holder exercised options and acquired 1,000,000 shares of common stock of the Company (250,000 shares remain issuable as of June 30, 2018) and remitted cash in the amount of $400,000 to the Company.

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

Financial Statements

The consolidated financial statements which are a part of this Report are as of June 30, 2018 and 2017. The consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS Enterprises, LLC and Smoke on the Water, Inc. as of June 30, 2018. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Following is management's discussion and analysis of those financial statements. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in Report on Form 10-K for the fiscal years ended June 30, 2018 and 2017.

Plan of Operations

The Company believes that its existing capital resources may not be adequate to satisfy its cash requirements for the next twelve months and further funding will be required to fully execute our business plans. Through the date of this report we have been able to rely on bank and non-bank financing in the form of mortgages, convertible notes with third parties, sales of common stock, and advances from related parties to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2019 and beyond based on its current operating plan and condition.  The Company expects cash flows from operating activities to improve, primarily as a result of increased revenues from our current and proposed operating activities, however we do not presently have enough revenue to meet our overhead. We will continue to rely on funding from our officers, directors and third parties to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to meet our obligations in the normal course. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Results of Operations

Revenues

During the fiscal years ended June 30, 2017 and 2016, respectively we have recorded net revenues of $330,850 and $143,441 respectively.  Our revenues increased substantially as a result of the increase in operations at our Lake Selmac location.

Operating Expenses

Our consolidated operating expenses for the fiscal years ended June 30, 2018 and 2017 were as follows:

Operating expenses
Cost of revenues	80,034	12,755
General and administrative	469,777	500,092
Sales and marketing	717	226,087
Professional fees	86,506	137,214
Stock based compensation	1,134,315	(5,936)
Depreciation, amortization and impairment	61,535	125,991
Total operating expenses	1,832,884	996,203

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

During the comparative fiscal years ended June 30, 2018 and 2017, The Company experienced a substantial increase in stock-based compensation expense recorded in fiscal 2017 of $($5,936) as compared to $1,134,315 during the current fiscal year.  During fiscal 2017, stock-based compensation includes shares issued for non-employee services and certain shares issued to directors valued at $26,081 offset by the revaluation at time of vesting of an option issued to a consultant recorded in the prior fiscal year totaling $32,017, resulting in a gain of $5,936.  During fiscal 2018, stock-based compensation includes shares issued for non-employee services totaling $103,599, shares issued to officers, directors and employees valued at $178,381 and shares issued from the conversion of accrued payroll into stock to related parties of $852,334. Professional fees decreased from $137,214 during fiscal 2017 to $86,506 in fiscal 2018 as the Company was required to re-audit prior fiscal results increasing its 2017 professional costs, with no similar expense during the current fiscal year. During fiscal 2018 depreciation, amortization and impairment declined from $125,991 in fiscal 2017 to only $61,535 in fiscal 2018 predominantly as a result of the one-time impairment recorded for Grow Condos for construction deposits and other costs related to the land purchased in March 2017 in the amount of approximately $97,800.

Total operating expenses during fiscal 2018 totaled $1,832,884 as compared to $996,203 in fiscal 2017.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base, and if we continue to issue shares to settle certain accrued fees and expenses.

Other Expenses

Other expenses recorded in fiscal 2018 and 2017 totaled $980,605 and $762,093 respectively.  The substantial increase to other expenses in fiscal 2018 is directly related to amortization of debt discount of $930,715 in the current fiscal year as compared to only $639,107 in the prior comparative fiscal year. Fiscal 2018 expenses were reduced by a gain of $25,900 with respect to the cancelation of a property purchase option, with no comparative amount recorded in fiscal 2017.

Net losses in the fiscal years ended June 30, 2018 and 2017 totaled $2,482,639 and $1,614,855 respectively.

Liquidity and Capital Resources

	At June 30, 2018	At June 30, 2017

Current Assets	$388,909	$46,946
Current Liabilities	1,883,555	2,090,990
Working Capital Deficit	$(1,494,646)	$(2,044,044)

As of June 30, 2018, the Company had total current assets of $388,909 and a working capital deficit of $1,494,646 compared to total current assets of $46,946 and a working capital deficit of $2,044,044 as of June 30, 2017. The decrease in our working capital deficit was due to the elimination of certain amounts payable with respect to convertible loan agreements during fiscal 2017, by way of issuance of common shares. This reduction in liabilities in fiscal 2018 was offset by $250,868 in liabilities held for sale.

During the fiscal year ended June 30, 2018, cash used by operating activities totaled $210,449, primarily as a result of a net loss from operations of $2,482,639, offset by certain non-cash adjustments including non-cash interest of $930,715, and depreciation, amortization and impairment expenses of $61,535 as well as stock-based compensation expenses of $1,134,315.  In fiscal 2017 cash used by operating activities totaled $533,550, primarily as a result of a net loss from operations of $1,614,855, offset by certain non-cash adjustments including non-cash interest of $655,898, and depreciation, amortization and impairment expenses of $125,991.

Net cash used in investing activities was $25,761 in fiscal 2018 as compared to $268,107 in fiscal 2017, primarily as a result of the purchase of certain property in fiscal 2017 totaling $300,107 as compared to only $37,993 in fiscal 2018.

Net cash provided by financing activities was $236,295 in fiscal 2018 as compared to $787,576 in fiscal 2017.  During fiscal 2018 the Company received proceeds from private placements of $232,000, proceeds from related party advances of $45,000 which amounts were offset by mortgage repayments. During fiscal 2017 the Company received proceeds from convertible notes of $440,000 and proceeds from the exercise of options totaling $400,000, offset by certain mortgage repayments and repayments to related parties.

Going Concern

At June 30, 2018 and June 30, 2017, the Company reported a net loss of $2,482,639 and $1,614,855, respectively. As of June 30, 2018, we had a net working capital deficit of approximately $1,494,646 and cash available of only approximately $14,000. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2019 and beyond based on its current operating plan and condition. In July and August 2018, the Company began a private placement of its common shares and raised gross proceeds of approximately $1,165,000.  The Company used approximately $900,000 of these proceeds from the private placements to retire the two mortgages held on the WCS condo property (see Note 7 to the audited financial statements contained herein).  In addition, in September 2018, the Company completed the sale of its land held in the Pioneer Business Park (see Note 4 to the audited financial statements contained herein).  The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.  These actions have reduced the working capital deficit below $500,000.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

of Grow Condos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grow Condos, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and has an accumulated deficit of $45,336,236 as of June 30, 2018 and needs to raise substantial amounts of additional funds to meet its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LJ Soldinger Associates LLC

Deer Park, IL

October 12, 2018

We have served as the Company’s auditor since 2017.

GROW CONDOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	June 30,
ASSETS	2018	2017

CURRENT ASSETS:
Cash	$13,891	$30,067
Lease receivable, net of allowance for doubtful accounts	2,440	89
Prepaid expenses	5,681	16,790
Assets held for sale	326,629	-
Due from related party	40,268	-
Total current assets	388,909	46,946

Property, plant and equipment, net	1,742,149	1,765,691
Assets held for sale	-	326,629
Other assets	6,150	26,006
Deposits	2,823	2,823
TOTAL ASSETS	$2,140,031	$2,168,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,031	$19,236
Accrued liabilities	612,020	588,903
Advances from related parties	105,000	100,000
Convertible notes payable, net of discount	-	514,264
Short term mortgages	902,710	827,322
Liability held for sale	250,868	15,000
Current portion of mortgage loans payable	7,926	26,265
Total current liabilities	1,883,555	2,090,990

Liability held for sale	-	252,129
Mortgage loans payable, net of current portion	605,922	703,676
Other liabilities	79,100	52,500
Total Non-Current Liabilities	685,022	1,008,305
TOTAL LIABILITIES	2,568,577	3,099,295
Commitments and contingencies		-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 94,204,741 and 30,795,375 issued, issuable and outstanding at June 30, 2018 and 2017 respectively.	94,205	30,795
Additional paid-in capital	44,813,485	41,891,602
Accumulated deficit	(45,336,236)	(42,853,597)
Total stockholders' deficit	(428,546)	(931,200)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,140,031	$2,168,095

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 30,
	2018	2017

Net revenues	$330,850	$143,441

Operating expenses
Cost of revenues	80,034	12,755
General and administrative	469,777	500,092
Sales and marketing	717	226,087
Professional fees	86,506	137,214
Stock based compensation	1,134,315	(5,936)
Depreciation, amortization and impairment	61,535	125,991
Total operating expenses	1,832,884	996,203

Income (Loss) from operations	(1,502,034)	(852,762)

Other income (expense):
Gain on cancellation of purchase option	25,900	-
Interest expense	(1,006,505)	(762,093)
Total other income (expense), net	(980,605)	(762,093)

Net income (loss)	$(2,482,639)	$(1,614,855)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average shares outstanding used in completing basic and diluted net loss per common share	75,233,420	29,903,599

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended June 30, 2018 and 2017

	Preferred Shares		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shareholders Deficit
Balance, June 30, 2016	-	$-	28,821,288	$28,821	$40,781,971	$(41,238,742)	$(427,950)
Exercise of options			1,000,000	1,000	399,000		400,000
Revaluation of consultant options upon vesting					(32,017)		(32,017)
Shares issued due to conversion of convertible notes and unpaid interest			902,163	902	224,639		225,541
Shares issued to non-employees for services			7,500	8	7,192		7,200
Shares issued to Officers and Directors			14,424	14	18,867		18,881
Beneficiary conversion feature associated with convertible notes					440,000		440,000
Shares issued as part of purchase price for property acquisition			50,000	50	51,950		52,000
Loss for the period						(1,614,855)	(1,614,855)
Balance, June 30, 2017	-	-	30,795,375	30,795	41,891,602	(42,853,597)	(931,200)
Stock settled debt upon default					110,000		110,000
Shares issued due to conversion of convertible notes and unpaid interest			44,010,791	44,011	1,037,635		1,081,646
Private placements			6,400,000	6,400	225,600		232,000
Conversion of advances from related party into stock			1,333,333	1,333	292,000		293,333
Conversion of accrued payroll into stock – related parties			4,466,667	4,467	981,867		986,334
Shares issued to Officers, Directors and employees			4,579,148	4,579	173,802		178,381
Shares issued to non-employees for services			2,620,228	2,620	100,979		103,599
Loss for the period						(2,482,639)	(2,482,639)
Balance, June 30, 2018	-	$-	94,205,542	$94,205	$44,813,485	$(45,336,236)	$(428,546)

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,482,639)	$(1,614,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	61,535	125,991
Non-cash interest	930,715	655,898
Stock based compensation	1,134,315	(5,936)
Gain on cancellation of property purchase option	(25,900)	-
Changes in operating assets and liabilities:
Lease receivable	(69,565)	(10)
Prepaid expenses and other assets	30,965	(2,375)
Accounts payable, trade	(14,205)	16,236
Accrued expenses	224,330	291,301
Other liabilities	-	200
Net cash used (provided) in operating activities	(210,449)	(533,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	52,500	32,000
Purchase of property, plant, and equipment	(37,993)	(300,107)
Due from related party	(40,268)	-
Net cash used in investing activities	(25,761)	(268,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(40,705)	(36,849)
Proceeds from convertible notes	-	440,000
Proceeds from (repayments to) related party advances	45,000	(15,575)
Proceeds from exercise of options	-	400,000
Proceeds from private placement	232,000	-
Net cash (used) provided by financing activities	236,295	787,576

CASH FLOWS FROM DISCOUNTED OPERATIONS:
Operating activities	-	-
Investing activities	-	-
Financing activities	(16,261)	-
Net cash (used) provided by discontinued activities	(16,261)	-

Net increase (decrease) in cash	(16,176)	(14,081)
Cash at beginning of period	30,067	44,148
Cash at the end of the period	$13,891	$30,067

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$98,890	$56,735
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$1,191,470	$225,541
Shares issued for acquisition of property	$-	$52,000
Beneficial conversion feature discount recorded	$253,333	$440,000
Stock settled debt liability	$-	$350,000
Stock settled payroll liability	$134,000	$-
Stock settled advances from related party	$40,000	$-
Seller financing of real estate	$-	$625,000
Cancellation of related party rents as payment of accrual payroll	$67,214	$-

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

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to Grow Captial Inc. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018 respectively. The Company has submitted application to the Financial Industry Regulatory Authority ("FINRA") for approval of the above noted corporate actions.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of June 30, 2018. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Receivables and deferred rent

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2018, and 2017, an allowance for doubtful accounts was recorded in the amount of $2,861.  As of June 30, 2018, and 2017, the Company had recorded deferred rent for the straight-line value of rental income of $6,150 and $26,006 respectively as part of other assets.

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

Land	Indefinite
Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

Revenue Recognition

We recognize revenue only when all of the following criteria have been met:

o	persuasive evidence of an arrangement exists;
o	use of the real property has taken place or services have been rendered;

o	the fee for the arrangement is fixed or determinable; and
o	collectability is reasonably assured.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $717 and $226,087 for the fiscal years ended June 30, 2018 and 2017, respectively.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of lease receivables, accounts payable, accrued liabilities, and mortgages payable approximate fair value given their short-term nature or effective interest rates, which constitutes level three inputs.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of June 30, 2018, and 2017, the Company had recorded within Convertible Notes, net of discount, the amount of $0 and $350,000 for the value of the stock settled debt for certain convertible notes (see Note 8).

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the fiscal years ended June 30, 2018 and 2017, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of June 30, 2018:

Options	500,000
Warrants	150,000
Total diluted shares	650,000

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the Company beginning July 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting". This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification, with entities applying the modification accounting guidance if the value, vesting conditions or classification of the award changes. In addition to all disclosures about modifications that are required under the current guidance, entities will be also required to disclose that compensation expense has not changed if applicable. This standard is effective for public companies who are SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including any interim period for which financial statements have not yet been issued or made available for issuance. The guidance will be applied prospectively to awards modified on or after the adoption date. The Company expects to adopt this guidance when effective.

ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), is mandatorily effective for the Company in the first quarter of its next fiscal year, which begins on July 1, 2018.  This ASC topic outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supersedes most existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Topic 606 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The Company has the option of adopting Topic 606 using either 1) a full retrospective approach, in which comparative periods presented would be adjusted to reflect the provisions of Topic 606, or 2) a modified retrospective approach, in which the cumulative effect of applying the new standards to open contracts as of July 1, 2018 would be recognized as a cumulative effect adjustment.  The Company is currently reviewing the impact of Topic 606 and this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Going Concern

At June 30, 2018 and June 30, 2017, the Company reported a net loss of $2,482,639 and $1,614,855, respectively. As of June 30, 2018, we had a net working capital deficit of approximately $1,494,646 and cash available of only approximately $14,000 (see Note 10). The Company believes that its existing capital resources are not adequate to enable it to execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2019 and beyond based on its current operating plan and condition. In July and August 2018, the Company began a private placement of its common shares and raised gross proceeds of approximately $1,165,000.  The Company used approximately $900,000 of these proceeds from the private placements to retire the two mortgages held on the WCS condo property (see Note 7).  In addition, in September 2018, the Company completed the sale of its land held in the Pioneer Business Park (see Note 4).  The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.  These actions have reduced the working capital deficit below $500,000.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Note 4 – Assets Held for Sale

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

In December 2017, the Company made the decision to put the property up for sale.  The Company has retained a sales agent and has listed the property for sale at a purchase price of $399,000.  The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheet, respectively. In September 2018, the Company completed the sale of the property for a gross sales price of $349,000 (See Note 7).

Note 5 – Property and Equipment, Net

Property and improvements consisted of the following as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Cost
Buildings and improvements	$1,360,240	$1,360,240
Land	777,162	777,162
Furniture and Fixture	21,421	15,271
	2,158,823	2,152,673
Less: accumulated depreciation and impairment	(416,674)	(386,982)
	$1,742,149	$1,765,691

Depreciation expense (excluding impairment) amounted to $29,692 and $28,228 for the year ended June 30, 2018 and 2017, respectively.

Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene for the year ended June 30, 2018 was $31,843. Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene for the fiscal year ended June 30, 2017 was nil. Impairment expense for the Pioneer business park in in the fiscal year ended June 30, 2017 was $97,763.

Note 6 – Accrued Liabilities

Accrued Liabilities at June 30, 2018 and 2017 consist of the following:

	June 30, 2018	June 30, 2017
Accrued salaries and wages	$556,588	$514,372
Accrued expenses	55,432	74,531
	$612,020	$588,903

Note 7 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294.  The mortgage is secured by liens against certain properties owned by the Seller.  As of June 30, 2018, and 2017, the balance on the mortgage was $797,476 and $827,322, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3%, requires 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329.  The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  As of June 30, 2018, and 2017, the balance on the mortgage was $105,235 and $107,139, respectively.

In August 2018, the Company paid the above two mortgages in full.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, as more fully described in Note 4, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017, the balance on the mortgage was $267,129.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018.  The note is unsecured. As of June 30, 2018, the balance on the mortgage was $250,868.

As noted above in Footnote 4, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing.

In March 2017, as more fully described in Note 3, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months.  Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of June 30, 2018, and 2017, the balance on the mortgage was $613,848 and $622,802, respectively.  The note is unsecured.

The following table provides a five-year runoff of all of the Company’s obligations with terms to maturity greater than one year as of June 30, 2018:

2019	$7,926
2020	8,415
2021	8,934
2022	588,573
Thereafter	-

Total	613,848

Note 8 – Convertible Notes Payable

At June 30, 2018 and June 30, 2017, convertible notes payable consisted of the following:

	June 30, 2018	June 30, 2017
Principal amount	$-	$515,000
Liability on stock settled debt	-	350,000
Less: unamortized debt discount	-	(350,736)
Convertible notes payable, net	$-	$514,264

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

On January 23, 2017 the Company entered into a convertible promissory note with Auctus Fund, LLC, and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note had a maturity date of October 23, 2017 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. In connection with the issuance of the Note the Company also issued a one-year warrant to purchase 150,000 of common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 21 months.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants.  Total beneficial conversion feature discount recognized was $325,000 which is being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $188,095 related to the amortization of the beneficial conversion feature discount and $14,469 related to the amortization of original issuance cost. During the three months ended September 30, 2017, the Company recognized interest expense of $136,905 related to the amortization of the beneficial conversion feature discount and $10,531 related to the amortization of original issuance cost. As of September 30, 2017, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 - $136,905) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $10,531).  During the three months ended September 30, 2017, Auctus gave notice of conversion and the Company issued 13,403,839 shares of its common stock in full satisfaction of the entire principal and accrued interest balance under the note of $175,000.

Tangiers Financing Agreement:

 On March 28, 2016 the Company entered into convertible note with Tangiers Global, LLC (“Tangiers”), and received net proceeds of $75,000 from a convertible note in the gross amount of $100,000.  The Note had a maturity date of six (6) months from the date of issue and interest at 10% per annum with fixed conversion price of $0.25. The Company paid original issuance cost of $10,000 and included legal fees incurred by Tangiers of $15,000 in connection with this note which will be amortized over the term of the convertible note. Total beneficial conversion feature discount recognized was $68,000 which being amortized over the terms of the convertible notes payable. During the fiscal year ended June 30, 2017, the Company recognized interest expense of $50,488 related to the amortization of the beneficial conversion feature discount and $18,562 related to the amortization of original issuance cost. During the fiscal year ended June 30, 2016, the Company recognized interest expense of $17,512 related to the amortization of the beneficial conversion feature discount and $6,438 related to the amortization of original issuance cost.  As of June 30, 2017, and 2016, the unamortized balance of beneficial conversion feature was $nil and $50,488, respectively, and the unamortized balance of original issuance cost was $nil and $18,562, respectively. In October and November 2016, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $110,000 into 440,000 shares of common stock of the Company.

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

On January 20, 2017 the Company entered into a convertible promissory note in the amount of $165,000.  The Note was due July 20, 2017 and bears an interest rate of 10% and is convertible into shares of the Company's common stock at $.85 per share, unless the event of a default, at which time the conversion rate changes to a fixed 50% discount to the lowest prior 10-day trading price.  The Note was issued with a $15,000 original issue discount.  In connection with the issuance of the Note the Company also issued a one-year warrant to purchase 150,000 of

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant has a term of 1 year.  The Company has granted the holder piggy back rights for the common stock underlying the convertible debenture and warrants. Total beneficial conversion feature discount recognized was $140,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017, the Company recognized interest expense of $124,530 related to the amortization of the beneficial conversion feature discount and $22,238 related to the amortization of original issuance cost and legal fees. As of June 30, 2017, the unamortized balance of beneficial conversion feature was $15,470 and the unamortized balance of original issuance cost and legal fee was $2,762, respectively. On July 20, 2017, the Company recognized additional beneficiary conversion feature in the amount of $110,000 upon default for non-payment. During the year ended June 30, 2018, the Company recognized interest expense of $115,470 related to the amortization of the beneficial conversion feature discount and $2,762 related to the amortization of original issuance cost and legal fees. As of June 30, 2018, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 -$15,470) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $2,762). During the three months ended September 30, 2017, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $165,000 into 15,023,320 shares of common stock of the Company

EMA Financing Agreement:

On January 9, 2017 the Company entered into a convertible promissory note with EMA Financial LLC., received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note had a maturity date of January 9, 2018 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. Total beneficial conversion feature discount recognized was $325,000 which being amortized over the terms of the convertible notes payable.  During the fiscal year ended June 30, 2017 the Company recognized interest expense of $153,151 related to the amortization of the beneficial conversion feature discount and $11,781 related to the amortization of original issuance cost.  The Company recognized interest expense of $171,849 related to the amortization of the beneficial conversion feature discount and $13,219 related to the amortization of original issuance cost and legal fees. As of June 30, 2018, the unamortized balance of beneficial conversion feature was $nil (June 30, 2017 - $171,849) and the unamortized balance of original issuance cost was $nil (June 30, 2017 - $13,219). During the three months ended September 30, 2017, EMA gave notice to the Company and converted the entire principal and accrued interest under the note of $175,000 into 15,583,632 shares of common stock of the Company.

Note 9 – Capital Stock

As of June 30, 2018, and 2017, the Company's authorized common stock consists of 100,000,000 common shares with par value of $0.001 and 5,000,000 shares of preferred stock with par value of $0.001 per share (see Note 13).

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

Share issuances during the fiscal year ended June 30, 2018:

As described more fully above in Note 8, the Company issued 44,010,791 shares of common stock in full satisfaction of principal and accrued interest of convertible notes issued in the fiscal year ended June 30, 2017.

During the fiscal year ended June 30, 2018, the Company issued 7,199,376 shares to employees, board members and consultants for services rendered and in settlement of certain liabilities.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $281,981, of this amount 4,565,259 shares valued at $175,326 were issued to officers and directors as part of their board compensation package.

During the fiscal year ended June 30, 2018, the Company issued a total of 6,400,000 shares in respect to private placements at $0.03 and $0.04 per share and received cash proceeds of $232,000.

During the fiscal year ended June 30, 2018, the Company issued 4,466,667 shares to certain officers to settle accrued payroll in the amount of $134,000.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording stock-based compensation in the amount of $852,334.

During the fiscal year ended June 30, 2018, the Company agreed to issue 1,333,333 shares to a board member to settle advances made to the Company during the fiscal year ended June 30, 2018, in the amount of $40,000. As of June 30, 2018, those shares remain issuable. The Company treated the addition of the conversion provision to the advances made by the board member as an extinguishment and new issuance in the form of a convertible note.  The Company recorded additional interest expense from the amortization in full of the discount recorded as the Company determined that a beneficial conversion feature was present in the conversion feature.  Upon conversion in December 2017, the Company recorded additional interest expense from the amortization of the beneficial conversion feature in the amount of $253,333.

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

As more fully described in Note 3, the Company issued 50,000 shares of common stock as partial payment of the purchase price for the RV and Campground in Selma, Oregon.

In the year ended June 30, 2017, a holder exercised options (see below) and acquired 1,000,000 shares of common stock of the Company (250,000 shares remain issuable as of June 30, 2018) and remitted cash in the amount of $400,000 to the Company.

Preferred Stock

The Company has designated a Series A Convertible Preferred Stock (the "Series A Preferred").  The number of authorized shares totals 5,000,000 and the par value is $.001 per share.  The Series A Preferred shareholders vote together with the common stock as a single class.  The holders of Series A Preferred are entitled to receive all

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Warrants	Exercise Price	(in years)	Value

Outstanding at June 30, 2016	-	-
Granted	300,000	0.85
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2017	300,000	$0.85	0.58	$-
Granted
Exercised
Forfeited	(150,000)	0.85
Outstanding at June 30, 2018	150,000	$0.85	0.14	$-

Exercisable at June 30, 2018	150,000	$0.85	0.14	$-

The table below includes the significant ranges of the assumptions used to value the warrants under the Black Scholes Merton valuation model:

Fair value of underlying common	$1.06 to 1.12
Exercise price	$0.85
Term	12 to 21 months
Historical volatility	161.4% to 163.7%
Risk free interest rate	0.82% to 1.16%
Dividend rate	0%

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of the change in stock purchase options outstanding for the period ended June 30, 2018 and 2017 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2016	1,500,000	$0.40	$0.52	See note above
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	(1,000,000)
Balance – June 30, 2017	500,000	$0.40	$0.52	See note above
Balance – June 30, 2018	500,000	$0.40	$0.52	See note above

The following table shows information on our vested and unvested options outstanding during the year ended June 30, 2018 and 2017:

			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2016, unvested	1,000,000	$0.40	$0.52	See note above
Options issued	-	-	-	-
Options vested	1,000,000	$0.40	$0.52	-
Options expired	-	-	-	-
Options exercised	(1,000,000)	$0.40	$0.52	-
Balance – June 30, 2017, unvested	-	-	-	-
Balance – June 30, 2018, unvested	-	-	-	-

Options outstanding had intrinsic value as of June 30, 2018 of $nil.

Note 10 – Related Party Transactions

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000 square foot building which has 10 units of approximately 1,500 square feet each available for use. Four units are currently under lease to three different unrelated companies. One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO of Grow Condos, Inc. controls.  The agreement to the lease the 4 condo units with the company controlled by the CEO was entered into the owner prior to its purchase by WCS in 2013. The lease term begins once the tenant improvements are completed and the premises are occupied and continues for a period of 36 months.  Four-unit lease terms began in the fiscal year ended June 30, 2016, with cash payments commencing on all four units leases in the fiscal year ended June 30, 2017.

As of June 30, 2018, and 2017, a related party had advanced the Company, on an unsecured basis, $100,000.  In addition, during the fiscal year ended June 30, 2018, a director of the Company advanced the Company $45,000 on an unsecured and undocumented basis.  During the year ended June 30, 2018, the Company and the director agreed to convert $40,000 of the advances into 1,333,333 shares of common stock of the Company.  As of June 30, 2018, that director, who resigned as a director in July 2018, had remaining outstanding advances of $5,000 as of June 30, 2018.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2018 the Board of Directors ratified that our CEO, President and Director satisfied approximately $62,000 of receivables by netting the amount against his payroll payable.

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services.  As of June 30, 2018, the Company’s wholly owned subsidiary, WCS, was notified that its bank, which also holds both of its mortgages, would no longer continue to accept WCS as a customer shortly after its fiscal year end.  Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from these entities.  As of June 30, 2018, the amount held in cash by the related entity and reported as a current asset as due from related part was $40,268.

 Note 11 – Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. While the Company has revenue we have no foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21% during fiscal 2018. Since the Tax Act was passed late in the second quarter of fiscal 2018, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end June 30, 2019.

The income tax expense (benefit) consisted of the following for the fiscal year ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the fiscal year ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Expected benefit at federal statutory rate	$670,000	549,000
Non-deductible expenses	(554,000)	(156,000)
Change in valuation allowance	(116,000)	(393,000)
	$-	$-

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended June 30, 2017 and 2016:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Net operating loss carryforwards	$2,993,000	$2,930,000
Deferred payroll	150,000	139,000
Impairments	109,000	103,000
Other	29,000	-
Total deferred tax assets	3,281,000	3,172,000

Deferred tax liabilities
Deferred revenue	-	(7,000)
Total deferred tax liabilities	-	(7,000)

Change in effective tax rates	-	715,000

Net deferred tax assets	3,281,000	3,165,000
Less valuation allowance	(3,281,000)	(3,165,000)
Net deferred tax assets (liabilities)	$-	$-

During the fiscal year ended June 30, 2018 and 2017 the, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

In 2013, WCS entered into multi-year option contracts with certain tenants of the Eagle Point condominium units.  The option contracts gave the tenants the right to enter into a contract for the sale of the unit being rented by the tenant.  As part of the option, the tenant is required to make a monthly or quarterly payment to the Company over the term of the agreement and in exchange, the tenant has the right to purchase the unit for a price as determined in the contract.  Contract unit pricing ranges from a fixed $100,000 per unit to $150,000 multiplied by the usable space divided by the surveyed total condominium land area.  The amounts paid on a monthly or quarterly basis are applied as down payments for the purchase of the unit if elected by the contract holder.  In the event of non-payment or expiration of the contract without the option being exercised, any and all payments held by the Company are forfeit by the optionee.  As of June 30, 2018, and June 30, 2017, the Company held payments of $74,000 and $51,500 respectively.  During the year ended June 30, 2018 and 2017, the Company received payments under option contracts of $48,000 and $26,000, respectively, from related parties. In the fiscal year ended June 30, 2018, one optionee defaulted on the option contract without exercise and forfeited $25,900.

Note 12- Subsequent Events

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to Grow Captial Inc. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018 respectively. The Company has submitted application to the Financial Industry Regulatory Authority ("FINRA") for approval of the above noted corporate actions.

On July 1, 2018, Wayne Zallen resigned as the President and CEO of the Company and David Tobias resigned his position as a member of the Board of Directors.  On the same day, Jonathan Bonnette was elected to the Board of Directors filling the vacancy created by the resignation of David Tobias.  Mr. Bonnette was also appointed the President and CEO of the Company.  Wayne Zallen will remain the Chairman of the Board of Directors and will

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue to serve as the CFO until such time as a replacement can be found. Mr. Zallen’s employment contract was terminated, and the Company and Mr. Zallen have agreed on compensation of $2,500 per month.

In July and August 2018, the Company commenced a private offering of its common stock and through the date of this report raised gross proceeds of $1,165,000.  Approximately $900,000 of these proceeds were used to retire two mortgages on the WCS condo rental property (see Note 7).

In July 2018, the Company entered into an employment agreement with its CEO and President having an initial term of one year including compensation for the first year at $240,000 payable in restricted stock at the valuation rate of $0.08 per share or 3,000,000 shares which have been issued.

On August 2, 2018 the Company issued a total of 1,000,000 shares of common stock to certain officers and directors as part of their board compensation package.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer ("Principal Executive Officer") and our Chief Financial Officer ("Principal Financial Officer"), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Principal Executive and Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2018.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2018, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company as at our fiscal year ended June 30, 2018. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Wayne A. Zallen	Chairman, President, CEO, CFO and Director	July 22, 2014 as to CEO & President, and August 31, 2017 as to CFO	(1)
Joann Z. Cleckner	Secretary, Treasurer	July 22, 2014	(2)
Carl S. Sanko	Director	July 22, 2014	(2)
David Tobias	Director	September 25, 2015	(1)

(1) On July 1, 2018, Wayne Zallen resigned as the President and CEO and David Tobias resigned his position as a member of the Board of Directors. On the same day, Mr. Jonathan Bonnette was elected to the Board of Directors filling the vacancy created by the resignation of David Tobias.  Mr. Bonnette was also appointed the President and CEO of the Company.  Wayne Zallen will remain the Chairman of the Board of Directors and will continue to serve as the CFO until such time as a replacement can be found.

(2) These persons presently serve in the capacities indicated.

Background and Business Experience

Wayne A. Zallen – Age 64. From 10/2013 - present Mr. Zallen bought an unfinished industrial warehouse Condominium project from the bank and developed it into a safe haven for medical marijuana growers. Mr. Zallen developed a workable lease option model that benefits the grower as well as the investor. From 4/2009 to  present

Mr. Zallen developed an aeroponic growing method that produces superior quality medical marijuana in a minimum amount of time. From 2006 to present Mr. Zallen was the President of Sigclo Enterprises, Inc a business incubator specializing in importing and distributing goods through a multitude of web-based consumer channels. Prior to that Mr. Zallen specialized in buying, building or assisting startup companies in achieving their untapped potential then selling them to sound operators. To date these businesses, continue to operate profitably. From 1986 to 2000 Mr. Zallen was a successful member of the financial services industry, owning one of Allstate's first insurance franchises, and achieving a top 1% national ranking. Later he established a San Francisco Bay Area regional office of American National Financial, Inc., where he hired, trained and motivated sales agents to originate over $8 million per/month in wholesale and retail loans across Northern California. During the early 1980's Mr. Zallen was a Business Manager/ Account Executive for John Rhein Advertising and was responsible for business management, budgeting, media evaluation and procurement. At John Rhein Advertising he developed exclusive advertising campaigns syndicated nationwide. In 1977 Mr. Zallen obtained an Industrial Design Bachelor of Science degree from The Ohio State University.

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

David Tobias–Age 66. Mr. Tobias has served as President of Wild Earth Naturals since May, 2013. Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leader ship experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.  Mr. Tobias is also currently serving on the board of directors of Cannabis Sativa, Inc., a company subject to the reporting requirements of Section 13 of the Securities Act of 1933.

Jonathan Bonnette – Age 40. From 2006 through 2014 Mr. Bonnette worked for United First Financial, a company which he cofounded and with regard to which he was also an owner.  United First Financial was a direct sales company with a financial software product that would instruct people on how to pay off debt as quickly as possible. He served as president and was over I.T. and operations.  From 2014 through 2018 he worked for Legacy Solutions Group, a company which he also owns.  Legacy Solutions Group is a company that helps people protect and build a retirement through different investment strategies, including real estate investments. He was in charge of technology and client on boarding. Mr. Bonnette has also owned a software and technology company giving him experience that will broaden our solutions to the cannabis industry.

The Company considers each of our board members to be uniquely qualified for the position, based on years of prior experience in management, finance and corporate operations, which has allowed each of them to develop appropriate skill sets to the Board of Grow Condos. Mr. Zallen not only brings key financial expertise, having owned and operated various entities in the financial services industry, but also, substantive operational and administrative experience having previously worked with startup companies to bring them to profitable operations. Mr. Sanko, has extensive experience  in finance and corporate governance being a CPA and having worked with various companies as CFO, Secretary and Director. Mr. Tobias has held various positions in the natural and medical marijuana space including President and Vice President. His prior experience with public companies adds to his other specific qualifications which include management, administration, operations and corporate governance. Mr. Bonnette is qualified to be a director of the Company because he has owned many private companies.  One of the companies he owned had over 240 employees, over 70,000 independent agents and revenues of more than $120,000,000 per year.

Significant Employees

Grow Condos has one employee that is not an executive officer, but who is expected to make a significant contribution to its business. Our property manager, hired to maintain and operate our Smoke on the Water resort facility in Selmac Oregon is considered a key employee. Duties of the manager include but are not limited to:

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

Family Relationships

As at June 30, 2018, our Chief Executive Officer and our Secretary/Treasurer are siblings.

Involvement in Other Public Companies Registered Under the Exchange Act

See resume of David Tobias.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2018 and 2017, there were no late filings, no failures to make filings and no unreported transactions during the period.

Code of Ethics

We have adopted a Code of Conduct for our Principal Executive and Financial Officers.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.  During the fiscal year period ended June 30, 2018, there were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Audit Committee

The Company is a smaller reporting company and presently our audit committee consists of the three members of our board of directors.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Named Executive Officer and persons who earned more than $100,000 in fiscal 2018 and 2017. Other than as set out below, no other officer had compensation exceeding $100,000.

Name and Principal Position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)
Wayne A. Zallen (4)	2018	250,000(1)	-	-	-	700,334(1)	950,334
Chief Executive Officer, Chief Financial Officer, President and Director	2017	250,000(1)	-	-	-	-	250,000
Joann Z. Cleckner,	2018	-	-	-	-	152,000(2)	152,000
Chief Financial Officer, Secretary/Treasurer (3)	2017	100,000(2)	-	-	-	-	100,000

(1)During fiscal 2018 and 2017 subject to the terms of an employment agreement, the Company accrued wages totaling $250,000 and $250,000 respectively for Mr. Zallen, our CEO, President and Director, of which $96,000 was paid in fiscal 2017 and $93,300 was paid in fiscal 2018. A further $110,000 from prior accrued salary was converted into 3,666,667 shares of common stock at $0.03 per share during the year and the Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarket on the date of issuance and recorded stock-based compensation of $700,334. The balance payable to Mr. Zallen at June 30, 2018 in respect of salary accruals totaled $367,367.

(2)During fiscal 2018 and 2017 subject to the terms of an employment agreement,  the Company accrued wages totaling $Nil and $100,000 respectively for Ms. Cleckner of which $57,600 was paid in fiscal 2017 and $Nil was paid in fiscal 2018. A further $24,000 from prior accrued salary was converted into 800,000 shares of common stock at $0.03 per share during the year and the Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarket on the date of issuance and recorded stock-based compensation of $152,000. The balance payable to Ms. Cleckner at June 30, 2018 in respect of salary accruals totaled $118,400.

(3) Ms. Cleckner resigned as CFO on March 1, 2017.

(4) Mr. Zallen resigned as CEO and President on July 1, 2018.

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at June 30, 2018.

OUTSTANDING EQUITY AWARDS AT June 30, 2018

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Compensation of Directors

During the most recently completed fiscal years ended 2018 and 2017 members of our board of directors received the following stock-based compensation for their services as directors as follows:

(a)Wayne Zallen was issued a total of 1,521,753 shares in fiscal 2018 valued at $58,442 and 4,808 shares in fiscal 2017 valued at $6,250.  Shares were valued at the market price on the date compensation was approved for issuance.

(b)David Tobias was issued a total of 1,521,753 shares in fiscal 2018 valued at $58,442 and 4,808 shares in fiscal 2017 valued at $6,250.  Shares were valued at the market price on the date compensation was approved for issuance.

(c) Carl Sanko was issued a total of 1,521,753 shares in fiscal 2018 valued at $58,442 and 4,808 shares in fiscal 2017 valued at $6,250.  Shares were valued at the market price on the date compensation was approved for issuance.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company's common stock as of September 18, 2018:

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	19,662,064 Indirect Shares are held by The Wayne A Zallen Trust, of which Wayne Zallen is trustee and beneficiary.	20.35%
Common Stock	Carl S. Sanko, CPA 4824 Denaro Drive Las Vegas, NV 89135	9,704,048 Direct	10.04%
Common Stock	Terry Kennedy 722 W. Dutton Road Eagle Point, OR 97524	12,188,162 (2)	12.61%

(1) Based on a total of 96,621,408 shares outstanding.

(2) Of the share total, 4,000,000 are held in the name of Racing 123, LLC and 2,500,000 are held in the name of Off The Wall LLC, companies of which Mr. Kennedy is the beneficial owner.  The remaining 5,688,162 shares are held in Mr. Kennedy’s name.

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of September 18, 2018:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Wayne A. Zallen 2944 Delta Waters Road Medford, OR 97504	19,662,064 Indirect Shares are held by The Wayne A Zallen Trust, of which Wayne Zallen is trustee and beneficiary.	20.35%
Common Stock	Joann Z. Cleckner 722 W. Dutton Road Eagle Point, OR 97524	800,000 Direct	0.83%
Common Stock	Carl S. Sanko, CPA 4824 Denaro Drive Las Vegas, NV 89135	9,704,048 Direct	10.04%
Common Stock	Jonathan Bonnette	3,000,000 Direct	3.10%
Common Stock	Total Officers and Directors as a group (4 persons)	33,166,112 Direct	34.33%

(1)Based on a total of 96,621,408 shares outstanding.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

The Company is currently leasing units located in Eagle Point Oregon.  The building is an approximately 15,000 square foot building which has 10 units of approximately 1,500 square feet each available for use. Four units are currently under lease to three different unrelated companies. One unit is being used as the Grow Condos, Inc. offices, and five units are under lease to a company that the CEO of Grow Condos, Inc. controls.  The agreement to the lease the 4 condo units with the company controlled by the CEO was entered into the owner prior to its purchase by WCS in 2013. The lease term begins once the tenant improvements are completed and the premises are occupied and continues for a period of 36 months.  Four-unit lease terms began in the fiscal year ended June 30, 2016, with cash payments commencing on all four units leases in the fiscal year ended June 30, 2017.

As of June 30, 2018, and 2017, a related party had advanced the Company, on an unsecured basis, $100,000.  In addition, during the fiscal year ended June 30, 2018, a director of the Company advanced the Company $45,000 on an unsecured and undocumented basis.  During the year ended June 30, 2018, the Company and the director agreed to convert $40,000 of the advances into 1,333,333 shares of common stock of the Company.  As of June 30, 2018, that director, who resigned as a director in July 2018, had remaining outstanding advances of $5,000 as of June 30, 2018.

During the fiscal year ended June 30, 2018 the Board of Directors ratified that our CEO, President and Director satisfied approximately $62,000 of receivables by netting the amount against his payroll payable.

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services.  As of June 30, 2018, the Company’s wholly owned subsidiary, WCS, was notified that its bank, which also holds both of its mortgages, would no longer continue to accept WCS as a customer shortly after its fiscal year end.  Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from these entities.  As of June 30, 2018, the amount held in cash by the related entity and reported as a current asset as due from related part was $40,268.

In July 2018, the Company entered into an employment agreement with its CEO and President having an initial term of one year including compensation for the first year at $240,000 payable in restricted stock at the valuation rate of $0.08 per share or 3,000,000 shares which have been issued as of the date of this report.

In November 2015, the Company entered into employment agreements with its CEO and CFO.  Those employment agreements granted the employees gross annual wages in the amount of $250,000 and $150,000, respectively.  During fiscal 2018 the CFO resigned and her employment contract was terminated. Subsequent to fiscal 2018, the CEO also resigned and his employment contract was terminated. Subsequent to the fiscal year ended June 30, 2018, Mr Wayne Zallen, CFO is being compensated at a rate of $2,500 per month.

Director Independence

We do not have any independent directors serving on our Board of Directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended June 30, 2018 and 2017:

Fee Category	2018(1)	2017(1)
Audit Fees	$25,000	$34,863
Audit-related Fees	-	-
Tax Fees	-	$-
All Other Fees	-	-
Total Fees	$25,000	$34,863

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.  See the audited financial statements for the Fiscal Year ended June 30, 2018 and 2017 contained in Item 8 above which are incorporated herein by this reference.

(b) Exhibits.  The following exhibits are filed as part of this Report on Form 10-K:

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grow Condos Inc.

Date: October 12, 2018	By:	/s/ Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)

Date: October 12, 2018	By:	/s/ Wayne A. Zallen
Wayne A. Zallen Chief Financial Officert (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Bonnette	Chief Executive Officer, President and a Director (Principal Executive Officer)	October 12, 2018
Jonathan Bonnette

/s/ Carl S. Sanko	Director	October 12, 2018
Carl S. Sanko

/s/ Wayne A. Zallen	Director, Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)	October 12, 2018
Wayne A. Zallen

/s/ Joann Z. Cleckner	Secretary and Treasurer	October 12, 2018
Jonan Z. Cleckner