Form 10-Q
period 2018-09-30
GROW CONDOS, INC.
filed 2018-11-19
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

113,835,141 shares of common stock outstanding as of November 2, 2018
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

PART I -- FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK21

ITEM 4. CONTROLS AND PROCEDURES21

PART II – OTHER INFORMATION22

ITEM 1. LEGAL PROCEEDINGS22

ITEM 1A. RISK FACTORS22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES23

ITEM 4. MINE SAFETY DISCLOSURES23

ITEM 5. OTHER INFORMATION23

ITEM 6. EXHIBITS23

SIGNATURES23

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CONDOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	September 30,	June 30,
ASSETS	2018	2018*
	(Unaudited)
CURRENT ASSETS:
Cash	$110,523	$13,891
Lease receivable, net of allowance for doubtful accounts	5,120	2,440
Prepaid expenses	273,581	5,681
Assets held for sale	-	326,629
Due from related party	197,832	40,268
Total current assets	587,056	388,909

Property, plant and equipment, net	1,734,726	1,742,149
Other assets	6,150	6,150
Deposits	2,823	2,823
TOTAL ASSETS	$2,330,755	$2,140,031

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,305	$5,031
Accrued liabilities	570,441	612,020
Advances from related parties	105,000	105,000
Short term mortgages	-	902,710
Liability held for sale	-	250,868
Current portion of mortgage loans payable	7,763	7,926
Total current liabilities	696,509	1,883,555

Mortgage loans payable, net of current portion	604,137	605,922
Other liabilities	79,100	79,100
Total Non-Current Liabilities	683,237	685,022
TOTAL LIABILITIES	1,379,746	2,568,577
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 175,000,000 shares authorized, 113,597,601 and 94,204,741 issued, issuable and outstanding at September 30, 2018 and June 30, 2018 respectively.	113,598	94,205
Additional paid-in capital	46,439,092	44,813,485
Accumulated deficit	(45,601,681)	(45,336,236)
Total stockholders' deficit	951,009	(428,546)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,330,755	$2,140,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

*Derived from audited information

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Net revenues	$108,473	$87,105

Operating expenses
Cost of revenues	28,230	12,506
General and administrative	62,079	100,761
Sales and marketing	5,610	-
Professional fees	33,604	11,567
Stock based compensation	210,000	-
Depreciation, amortization and impairment	7,423	26,677
Total operating expenses	346,946	151,511

Income (Loss) from operations	(238,473)	(64,406)

Other income (expense):
Loss on disposal of property	(5,412)	-
Interest expense	(21,560)	(699,633)
Total other income (expense), net	(26,972)	(699,633)

Net income (loss)	$(265,445)	$(764,039)

Basic and diluted net loss per common share	$0	$(0.02)

Weighted average shares outstanding used in completing basic and diluted net loss per common share	107,046,746	43,090,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(265,445)	$(764,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	7,423	26,677
Non-cash interest	-	677,206
Stock based compensation	210,000	-
Loss on disposal of property	5,412	-
Changes in operating assets and liabilities:
Lease receivable	(2,680)	(5,065)
Prepaid expenses and other assets	2,100	8,438
Accounts payable, trade	2,881	(11,093)
Accrued expenses	(41,579)	60,881
Net cash used (provided) in operating activities	(81,888)	-6,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	-	13,500
Proceeds used in purchase of property, plant, and equipment	-	(19,254)
Due from related party	(157,564)	-
Net cash used in investing activities	(157,564)	(5,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(903,385)	(25,553)
Proceeds from convertible notes	-	30,000
Proceeds from private placement	1,165,000	-
Net cash (used) provided by financing activities	261,615	4,447

CASH FLOWS FROM DISCOUNTED OPERATIONS:
Operating activities	-	-
Investing activities	74,469	-
Financing activities	-	-
Net cash (used) provided by discontinued activities	74,469	-

Net increase (decrease) in cash	96,632	(8,302)
Cash at beginning of period	13,891	30,067
Cash at the end of the period	$110,523	$21,765

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$9,273	$22,251
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$-	$594,596
Stock settled debt liability	$-	$110,000
Repayment of mortgage from escrow	$252,141	$-
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

This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on October 12, 2018. Results of the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended June 30, 2019 and any other future periods.

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc., and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc. as of September 30, 2018. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern

During the three-month period ended September 30, 2018, the Company reported a net loss of $265,445. During the three-month period ended September 30, 2017, the Company reported a net loss of $764,039. The Company believes that its existing capital resources are not adequate to enable it to fully execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2019 and beyond based on its current operating plan and condition. In July and August 2018, the Company began a private placement of its common shares and raised gross proceeds of approximately $1,165,000.  The Company used approximately $900,000 of these proceeds from the private placements to retire the two mortgages held on the WCS condo property (see Note 7 to the unaudited financial statements contained herein).  In addition, in September 2018, the Company completed the sale of its land held in the Pioneer Business Park (see Note 4 to the unaudited financial statements contained herein).  The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.  These actions have reduced the working capital deficit below $100,000 in the current period ended September 30, 2018.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Lease Receivables and deferred rent

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of September 30, 2018, and June 30, 2018, an allowance for doubtful accounts was recorded in the amount of $2,861.  As of September 30, 2018, and June 30, 2018, the Company had recorded deferred rent for the straight-line value of rental income of $6,150 as part of other assets.

Investment In and Valuation of Real Estate Assets

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $5,610 and $0 for the three months ended September 30, 2018 and 2017, respectively

Fair Value of Financial Instruments:

The Company follows the fair value measurement rules, which provides guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. These rules establish a fair value hierarchy for inputs to be used to measure fair value of

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of September 30, 2018, and June 30, 2018, the Company had recorded within

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Notes, net of discount, the amount of $0 for the value of the stock settled debt for certain convertible notes (see Note 8).

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the three months ended September 30, 2018, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of September 30, 2018:

Options	500,000
Total dilutive shares	500,000

Recent accounting pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to eliminate, integrate, update or modify certain of its disclosure requirements. The amendments are part of the SEC’s efforts to improve disclosure effectiveness and were focused on eliminating disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2017, the Company made the decision to put the property up for sale.  The Company has retained a sales agent and has listed the property for sale at a purchase price of $399,000.  The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet, respectively. In September 2018, the Company completed the sale of the property for a gross sales price of $349,000 (See Note 7).  After payment of all closing costs, the Company recorded a loss on sale of approximately $5,400.

Note 5 – Property and Equipment, Net

Property and improvements consisted of the following as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
Cost
Buildings and improvements	$1,360,240	$1,360,240
Land	777,162	777,162
Furniture and Fixture	21,421	21,421
	2,158,823	2,158,823
Less: accumulated depreciation and impairment	(424,097)	(416,674)
	$1,734,726	$1,742,149

Depreciation expense (excluding impairment) amounted to $7,423 and $12,191 for the three months ended September 30, 2018 and 2017, respectively.

Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene during the three months ended September 30, 2017 was $14,486.

Note 6 – Accrued Liabilities

Accrued Liabilities at September 30, 2018 and June 30, 2018 consist of the following:

	September 30, 2018	June 30, 2018
Accrued salaries and wages	$549,009	$556,588
Accrued expenses	21,432	55,432
	$570,441	$612,020

Note 7 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294.  The mortgage is secured by liens against certain properties owned by the Seller.  In August 2018, the Company paid the mortgage in full. As of September 30, 2018, and June 30, 2018, and 2017, the balance on the mortgage was $0 and $797,476, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3%, requires 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329.  The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of September 30, 2018, and June 30, 2018, balance on the mortgage was $0 and $105,235, respectively.

In April 2016, as more fully described in Note 4, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017, the balance on the mortgage was $267,129.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018.  As noted above in Footnote 4, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of September 30, 2018, and June 30, 2018, the balance on the mortgage was $0 and $250,868, respectively.

In March 2017, as more fully described in Note 3, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months.  Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of September 30, 2018, and June 30, 2018, the balance on the mortgage was $611,900 and $613,848, respectively.  The note is unsecured.

Note 8 – Capital Stock

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock with par value of $0.001 and 5,000,000 shares of preferred stock with par value of $0.001 per share As of June 30, 2018, and 2017, the Company's authorized common stock consists of 100,000,000 common shares with par value of $0.001 and 5,000,000 shares of preferred stock with par value of $0.001 per share.

Common Stock

Share issuances during the three months ended September 30, 2018:

During the three months ended September 30, 2018, the Company issued 1,000,000 shares to officers and directors as part of their board compensation package.  The Company valued those issuances at the closing price of the

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $120,000.

Common Stock (cont’d)

Share issuances during the three months ended September 30, 2018 (cont’d)

During the three months ended September 30, 2018, the Company issued 3,000,000 shares to its CEO and President for his initial term of one-year compensation as part of his employment agreement. Of the shares issued, 1,500,000 vested at grant and the remaining 1,500,000 shares vest 180 days after signing of the employment agreement. The Company valued the issuance at $0.12 per share, the closing price of the Company’s stock as traded on the OTCMarket on the date of grant.  Because the share compensation will be all of the compensation earned by the new CEO and President, the Company treated the issuance akin to a cash payment and recorded $360,000 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the initial 12-month period of employment covered in the employment agreement.  For the three months ended September 30, 2018, the Company expensed $90,000 as stock-based compensation.

During the three months ended September 30, 2018, the Company agreed to issue a total of 15,392,860 shares in respect to private placements at between $0.07 and $0.10 per share and received cash proceeds of $1,165,000. A total of 2,437,500 shares were issued subsequent to September 30, 2018 in respect of the aforementioned placements and the balance of shares remain issuable as of the date of these financial statements.

Preferred Stock

The Company has designated a Series A Convertible Preferred Stock (the "Series A Preferred").  The number of authorized shares totals 5,000,000 and the par value is $0.001 per share.  The Series A Preferred shareholders vote together with the common stock as a single class.  The holders of Series A Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Series A Preferred shall be entitled to 5 votes per share and have a conversion right granted to the holder to allow to convert into 5 common shares of the Company for each Series A Preferred Share held.

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

Note 9 – Related Party Transactions

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is currently leasing units located in Eagle Point Oregon.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms which are being leased to four tenants, 1,500 square feet of office space for Grow Condos, Inc., and one 7,500 square feet grow facility. Four units are currently under lease to three different unrelated companies and the 7,500 square foot unit is under lease to a company controlled by our Chairman.  The agreement to the lease 7,500 square feet to a company controlled by our Chairman was entered into by the owner prior to purchase of the facility by WCS in 2013. The lease term begins once the tenant improvements are completed and the premises are occupied and continues for a period of 36 months. Four-unit lease terms began in the fiscal year ended June 30, 2016, with cash payments commencing on all four unit leases in the fiscal year ended June 30, 2017. The lease on the 7,500 grow facility commenced in fiscal 2017.

As of September 30, 2018, and June 30, 2018, a related party had advanced the Company, on an unsecured basis, $105,000.

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

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services.  As of June 30, 2018, the Company’s wholly owned subsidiary, WCS, was notified that its bank, which also holds both of its mortgages, would no longer continue to accept WCS as a customer shortly after its fiscal year end.  Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from these entities.  As of September 30, 2018, and June 30, 2018, the amount held in cash by the related entity and reported as a current asset as due from related party was $197,832 and $40,268.

Note 10- Commitments

During the three months ended September 30, 2018, the Company entered into a sublease agreement with a third-party corporation to lease approximately 1,500 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada.  The lease has a term of 123 months, an abatement of the first four months of rent, and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot.

Note 11- Subsequent Events

On October 1, 2018 the Company issued a total of 237,540 shares of common stock to certain officers and directors as part of their respective employment and/or board compensation package.

On October 24, 2018 Ms. Joann Cleckner, the Company’s Secretary resigned her position with an effective date of November 15, 2018.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended September 30, 2018 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission included in our Form 10-K as filed on October 12, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Condos, Inc.

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

Plan of Operations

The Company believes that its existing capital resources may not be adequate to satisfy its cash requirements for the next twelve months and further funding will be required to fully execute our business plans. Through the date of this report we have been able to rely on bank and non-bank financing in the form of mortgages, convertible notes with third parties, sales of common stock, and advances from related parties to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2019 and beyond based on its current operating plan and condition.  The Company expects cash flows from operating activities to improve, primarily as a result of the reduction in interest expense going forward, however we do not presently have enough revenue to meet our overhead. We will continue to rely on funding from our officers, directors and third parties to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to meet our obligations in the normal course. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 compared to Three Months ended September 30, 2017

Revenue

During the three months ended September 30, 2018 and 2017, respectively, we generated net revenues of $108,473 and $87,105.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2018 was due to the ongoing leasing fees paid by a related party from our condominium property and increased revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three-month periods ended September 30, 2018 and 2017 are as follows:

	Three Months Ended
	September 30,
	2018	2017

Net revenues	$108,473	$87,105

Operating expenses
Cost of revenues	28,230	12,506
General and administrative	62,079	100,761
Sales and marketing	5,610	-
Professional fees	33,604	11,567
Stock based compensation	210,000	-
Depreciation, amortization and impairment	7,423	26,677
Total operating expenses	346,946	151,511

Three months ended September 30, 2018 and 2017

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses over the comparative periods from $151,511 in the three months ended September 30, 2017 to $346,946 during the three months ended September 30, 2018.  The increase to expenses is predominantly attributable to stock-based compensation in relation to services provided by our CEO settled by way of the issuance of shares of common stock, and certain compensation payable quarterly to members of our Board of Directors, with no similar expense in the prior comparative three month period ended September 30, 2017.  Professional fees also increased from $11,567 during the three months ended September 30, 2017 to $33,604 in the three months ended September 30, 2018.  Costs of revenues in the current period totaled $28,230 in the current three-month period ended September 30, 2018 as compared to $12,506 in the prior comparative three months ended September 30, 2017.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground and other associated expenses.  Depreciation, amortization and impairment decreased to only $7,423 in the current three month period, as compared to $26,677 in the three months ended September 30, 2017 primarily due to prior period impairment of construction deposits and other costs associated with the land purchased in April 2016 near Eugene Oregon in the amount of $14,486, as we determined subsequent to quarter end to put the land up for sale due to hostility encountered from local government officials based on our intended use of the property. During the three months ended September 30, 2018 we recorded sales and marketing costs of $5,610 with no similar expenditure in the three month period ended September 30, 2017.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the three months ended September 30, 2018 and 2017 totaled $26,972 and $699,633 respectively.  The Company experienced a substantial decrease to interest expenses in the current three months ended September 30, 2018 to $21,560 as compared to $699,633 in the prior comparative period due to the fact that during the period ended September 30, 2017 the company recorded interest expense relative to the issuance of certain convertible notes and their conversion through issuance of our common stock, with no similar transactions during the current three month period ended September 30, 2018.  Further, the Company recorded a loss on disposal of property of $5,412 during the current three month period, with no comparative expense in the comparative three months in 2017.

Net losses in the three months ended September 30, 2018 and 2017 totaled $265,445 and $764,039, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At September 30, 2018	At June 30, 2018

Current Assets	$587,056	$388,909
Current Liabilities	696,509	1,883,555
Working Capital Deficit	$(109,453)	$(1,494,646)

As of September 30, 2018, the Company had total current assets of $587,056 and a working capital deficit of $109,453 compared to total current assets of $388,909 and a working capital deficit of $1,494,646 as of June 30, 2018. The decrease in our working capital deficit was directly due to sale of certain owned properties during the period and proceeds from financings of $1,165,000 which allowed us to retire certain mortgages payable.

During the three months ended September 30, 2018, cash used by operating activities totaled $81,888, primarily as a result of a net loss from operations of $265,445, offset by share based compensation of $210,000, loss on disposal of property of $5,412 and depreciation, amortization and impairment expenses of $7,423.  Further during the three months ended September 30, 2018 our accrued expenses were reduced by $41,579, offset by a slight increase to accounts payable of $2,881. In the three months ended September 30, 2017 cash used by operating activities totaled $6,995 with a net loss from operations of $764,039 offset by non-cash interest of $677,206 and depreciation, amortization and impairment expenses of $26,677.  During the three months ended September 30, 2017 the Company experienced an increase to accrued expenses of $60,881 offset by a reduction to accounts payable of $11,093.

Net cash used in investing activities was $5,754 in the three months ended September 30, 2017 as compared to $157,564 in 2018 as a result of the loss of certain banking facilities in fiscal 2018 due to the nature of our area of operations which required us to transfer the Company’s cash and its banking operations to an entity owned and controlled by management while sourcing other banking solutions.  Further, in the three months ended September 30, 2017 we received $13,500 under option agreements for certain units at our Eagle Creek condominium compared to $Nil received in the three months ended September 30, 2018. The Company purchased certain property and equipment during fiscal 2017 in the amount of $19,254 with no similar expenditures during fiscal 2018.

Net cash provided by financing activities was $261,615 in the three months ended September 30 2018 as compared to $4,447 in 2017.  During the current three-month period ended September 30, 2018 the Company closed private placements for total proceeds of $1,165,000 which amounts were offset by the repayment of mortgages in the amount of $903,385. During the three months ended September 30, 2017 the Company received proceeds from related party advances of $30,000 offset by mortgage repayments of $25,553.

Going Concern

During the three-month period ended September 30, 2018, the Company reported a net loss of $265,445. During the three-month period ended September 30, 2017, the Company reported a net loss of $764,039. The Company believes that its existing capital resources are not adequate to enable it to fully execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2019 and beyond based on its current operating plan and condition. In July and August 2018, the Company began a private placement of its common shares and raised gross proceeds of approximately $1,165,000.  The Company used approximately $900,000 of these proceeds from the private placements to retire the two mortgages held on the WCS condo property (see Note 7 to the unaudited financial statements contained herein).  In addition, in September 2018, the Company completed the sale of its land held in the Pioneer Business Park (see Note 4 to the unaudited financial statements contained herein).  The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.  These actions have reduced the working capital deficit to approximately $100,000 in the current period ended September 30, 2018.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Unaudited Consolidated Financial Statements included herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2018, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On October 1, 2018 the Company issued a total of 237,540 shares of common stock to certain officers and directors as part of their respective employment and/or board compensation package.

Other than as set out above, there were no unregistered sales of equity securities during the period covered by this Report that were not previously included in a Current Report on Form 8-K or on Form l0-K or Form 10-Q.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On October 24, 2018 Ms. Joann Cleckner, the Company’s Secretary resigned her position with an effective date of November 15, 2018.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

GROW CONDOS, INC.

Date: November 19, 2018	By: /s/ Jonathan Bonnette
Name: Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)