Form 10-Q
period 2018-12-31
GROW CONDOS, INC.
filed 2019-02-20
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53548
Commission File Number

GROW CONDOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0970023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2485 Village View Drive, Suite 180, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

702-830-7919
(Registrant’s telephone number, including area code)

722 Dutton Road, Eagle Pointe, Oregon 97524
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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

114,384,288 shares of common stock outstanding as of February 18, 2019
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK24

ITEM 4. CONTROLS AND PROCEDURES24

PART II – OTHER INFORMATION25

ITEM 1. LEGAL PROCEEDINGS25

ITEM 1A. RISK FACTORS25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES26

ITEM 4. MINE SAFETY DISCLOSURES26

ITEM 5. OTHER INFORMATION26

ITEM 6. EXHIBITS27

SIGNATURES28

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CONDOS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	June 30,
ASSETS	2018	2018*
	(Unaudited)
CURRENT ASSETS:
Cash	$114,597	$13,891
Lease receivable, net of allowance for doubtful accounts	14,027	2,440
Prepaid expenses	200,481	5,681
Assets held for sale	-	326,629
Due from related party	68,147	40,268
Total current assets	397,252	388,909
Property, plant and equipment, net	1,733,360	1,742,149
Other assets	6,150	6,150
Deposits	2,823	2,823
TOTAL ASSETS	$2,139,585	$2,140,031

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,828	$5,031
Accrued liabilities	547,835	612,020
Advances from related parties	105,000	105,000
Short term mortgages	-	902,710
Liability held for sale	-	250,868
Current portion of mortgage loans payable	7,882	7,926
Total current liabilities	675,545	1,883,555
Mortgage loans payable, net of current portion	601,920	605,922
Other liabilities	79,100	79,100
Total Non-Current Liabilities	681,020	685,022
TOTAL LIABILITIES	1,356,565	2,568,577
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 175,000,000 shares authorized, 113,835,141 and 94,204,741 issued, issuable and outstanding at December 31, 2018 and June 30, 2018 respectively.	113,835	94,205
Additional paid-in capital	46,467,358	44,813,485
Accumulated deficit	(45,798,173)	(45,336,236)
Total stockholders' deficit	783,020	(428,546)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,139,585	$2,140,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*Derived from audited information

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net revenues	$91,715	$66,289	$200,188	$153,394

Operating expenses
Cost of revenues	19,684	8,153	47,914	20,659
General and administrative	103,556	122,392	165,635	223,153
Sales and marketing	341	359	5,951	359
Professional fees	29,452	(16,847)	63,056	(5,280)
Stock based compensation	118,504	955,389	328,504	955,389
Depreciation, amortization and impairment	7,526	9,012	14,949	35,689
Total operating expenses	279,063	1,078,458	626,009	1,229,969

Income (Loss) from operations	(187,348)	(1,012,169)	(425,821)	(1,076,575)

Other income (expense):
Loss on disposal of property	-	-	(5,412)	-
Interest expense	(9,144)	(276,009)	(30,704)	(975,642)
Total other income (expense), net	(9,144)	(276,009)	(36,116)	(975,642)

Net income (loss)	$(196,492)	$(1,288,178)	$(461,937)	$(2,052,217)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average shares used in completing basic and diluted net loss per common share	113,832,559	77,369,012	110,439,652	60,229,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CONDOS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(461,937)	$(2,052,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	14,949	35,689
Non-cash interest	-	930,540
Stock based compensation	328,504	955,389
Loss on disposal of property	5,412	-
Changes in operating assets and liabilities:
Lease receivable	(11,587)	-
Prepaid expenses and other assets	(14,750)	14,524
Accounts payable, trade	6,797	(9,917)
Accrued expenses	(61,185)	75,505
Net cash (provided) in operating activities	(193,797)	(50,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from purchase option on property	-	27,000
Proceeds used in purchase of property, plant, and equipment	(6,160)	(25,487)
Due from related party	(27,879)	-
Net cash used in (provided by) investing activities	(34,039)	1,513

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(910,927)	(37,226)
Proceeds from convertible notes	-	40,000
Proceeds from private placement	1,165,000	57,000
Net cash provided by financing activities	254,073	59,774

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	-	-
Investing activities	74,469	-
Financing activities	-	-
Net cash (used) provided by discontinued activities	74,469	-

Net increase (decrease) in cash	100,706	10,800
Cash at beginning of period	13,891	30,067
Cash at the end of the period	$114,597	$40,867

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$18,416	$44,927
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock	$-	$1,191,470
Stock settled debt liability	$-	$110,000
Stock settled advances from related party	$-	$40,000
Stock settled payroll liability	$-	$134,000
Repayment of mortgage from escrow	$252,141	$-
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

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to Grow Capital Inc. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018, respectively. The Company is in the process of seeking approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions.

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

This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on October 12, 2018. Results of the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ended June 30, 2019 and any other future periods.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidation

These consolidated financial statements include the accounts of Grow Condos, Inc. and its wholly-owned subsidiaries, WCS, Enterprises, LLC and Smoke on the Water, Inc., as of December 31, 2018. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Going Concern

During the three- and six-month periods ended December 31, 2018, the Company reported a net loss of $196,492 and $461,937, respectively. During the three- and six-month periods ended December 31, 2017, the Company reported a net loss of $1,288,178 and $2,052,217, respectively. The Company believes that its existing capital resources are not adequate to enable it to fully execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2019 and beyond based on its current operating plan and condition. In July and August 2018, the Company began a private placement of its common shares and raised gross proceeds of approximately $1,165,000.  The Company used approximately $900,000 of the proceeds from the private placements to retire the two mortgages held on the WCS condo property (see Note 7 to the unaudited financial statements contained herein).  In addition, in September 2018, the Company completed the sale of its land held in the Pioneer Business Park (see Note 3 to the unaudited financial statements contained herein).  The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.  These actions have reduced the working capital deficit below $300,000 in the current period ended December 31, 2018.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Lease Receivables and deferred rent

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of December 31, 2018, and June 30, 2018, an allowance for doubtful accounts was recorded in the amount of $2,861.  As of December 31, 2018, and June 30, 2018, the Company had recorded deferred rent for the straight-line value of rental income of $6,150 as part of other assets.

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

Advertising Costs

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Advertising costs are expensed as incurred.  Advertising expense was $341 and $359 for the three months ended December 31, 2018 and 2017, respectively, and $5,951 and $359 for the six months ended December 31, 2018 and 2017, respectively.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of lease receivables, accounts payable, and accrued liabilities approximate fair value given their short-term nature or effective interest rates, which constitutes level three inputs.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of December 31, 2018, and June 30, 2018, the Company had recorded within convertible notes, net of discount, the amount of $0 for the value of the stock settled debt for certain convertible notes (see Note 6).

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the three and six months ended December 31, 2018 and 2017, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of December 31, 2018:

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Assets Held for Sale

In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park from a private seller in the amount of $326,629 plus closing costs.  As part of the purchase, the Seller financed through a note payable $267,129 of the purchase price (see Note 6).  The intent of the Company was to build an industrial condominium building on the parcel, akin to the WCS property.  The Company was unable to secure additional funding via debt or equity and due to the hostility of the local county government towards the intended operations of the tenants, the Company in late calendar 2017 abandoned those plans.

In December 2017, the Company made the decision to put the property up for sale.  The Company has retained a sales agent and has listed the property for sale at a purchase price of $399,000.  The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet, respectively. In September 2018, the Company completed the sale of the property for a gross sales price of $349,000 (See Note 6).  After payment of all closing costs, the Company recorded a loss on sale of approximately $5,400.

Note 4 – Property and Equipment, Net

Property and improvements consisted of the following as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
Cost
Buildings and improvements	$1,360,240	$1,360,240
Land	777,162	777,162
Furniture and Fixtures	27,581	21,421
	2,164,983	2,158,823
Less: accumulated depreciation and impairment	(431,623)	(416,674)
	$1,733,360	$1,742,149

Depreciation expense (excluding impairment) amounted to $7,526 and $9,012 for the three months ended December 31, 2018 and 2017, respectively.

Depreciation expense (excluding impairment) amounted to $14,949 and $21,203 for the six months ended December 31, 2018 and 2017, respectively.

Impairment of condo construction deposits and other assets in regard to the land purchased in Eugene during the three and six months ended December 31, 2017 was $0 and $14,486, respectively.

Note 5 – Accrued Liabilities

Accrued Liabilities at December 31, 2018 and June 30, 2018 consist of the following:

	December 31, 2018	June 30, 2018
Accrued salaries and wages	$526,403	$556,588
Accrued expenses	21,432	55,432
	$547,835	$612,020

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Mortgages Payable

In 2013, upon the acquisition of the condominium property in Eagle Point, Oregon, WCS assumed the mortgage payable of the Seller to Peoples Bank of Commerce, NA.  The original principal amount of the mortgage was $930,220, bears interest at the rate of the bank’s prime rate plus 1.75%, and required 58 monthly payments of $5,946 and matures on June 28, 2018 with a balloon payment due at that time of $802,294. The mortgage is secured by liens against certain properties owned by the Seller.  In August 2018, the Company paid the mortgage in full. As of December 31, 2018, and June 30, 2018, the balance on the mortgage was $0 and $797,476, respectively.

In 2013, after acquisition, WCS entered into a second mortgage with Peoples Bank of Commerce, NA in the amount of $120,000.  The mortgage bears interest at the rate of the bank’s prime rate plus 3% and required 56 monthly payments of $883 and matures on October 15, 2018 with a balloon payment due at maturity of $104,329. The mortgage is collateralized by a deed of trust and assignment of rents with the Seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of December 31, 2018, and June 30, 2018, balance on the mortgage was $0 and $105,235, respectively.

In April 2016, as more fully described in Note 4, the Company acquired a parcel of land and entered into a mortgage with the seller in the amount of $267,129.  The mortgage bears an interest rate of 6% per annum and has a maturity date of the sooner of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built. As of June 30, 2017, the balance on the mortgage was $267,129.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and requires interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due on the note in the form of a final balloon payment will be due in July 2018. As noted above in Footnote 4, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of December 31, 2018, and June 30, 2018, the balance on the mortgage was $0 and $250,868, respectively.

In March 2017, as more fully described in Note 3, the Company acquired a RV and campground park in Selma, Oregon.  Upon closing, the Company entered into mortgage payable with the Seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage bears interest at the rate of 5% per annum covering the monthly payments of $3,355 for the following 12 months, then increases to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of December 31, 2018, and June 30, 2018, the balance on the mortgage was $609,802 and $613,848, respectively.  The note is unsecured.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Capital Stock

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

Common Stock

Share issuances during the six months ended December 31, 2018:

During the six months ended December 31, 2018, the Company issued a total of 1,237,540 shares to officers and directors as part of their board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarkets on the date of grant and recorded stock-based compensation of $148,504.

During the six months ended December 31, 2018, the Company issued 3,000,000 shares to its CEO and President for his initial term of one-year compensation as part of his employment agreement. Of the shares issued, 1,500,000 vested at grant and the remaining 1,500,000 shares vest 180 days after signing of the employment agreement. The Company valued the issuance at $0.12 per share, the closing price of the Company’s stock as traded on the OTCMarkets on the date of grant.  Because the share compensation will be all of the compensation earned by the new CEO and President, the Company treated the issuance akin to a cash payment and recorded $360,000 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the initial 12-month period of employment covered in the employment agreement.  For the six months ended December 31, 2018, the Company expensed $180,000 as stock-based compensation.

During the six months ended December 31, 2018, the Company issued a total of 15,392,860 shares in respect to private placements between $0.07 and $0.10 per share and received cash proceeds of $1,165,000.

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

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 8 – Related Party Transactions

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

As of December 31, 2018, and June 30, 2018, a related party had advanced the Company, on an unsecured basis, $105,000.

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

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,500 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada, effective February 19, 2019, which the Company will use as its new headquarters. The sublease includes a four-month abatement of monthly base rent. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a 10% shareholder. The sublease includes a four-month abatement of monthly base rent. (See Note 9)

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services.  As of June 30, 2018, the Company’s wholly owned subsidiary, WCS, was notified that its bank, which also holds both of its mortgages, would no longer continue to accept WCS as a customer shortly after its fiscal year end.  Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from these entities.  As of

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2018, and June 30, 2018, the amount held in cash by the related entity and reported as a current asset as due from related party was $68,147 and $40,268.

GROW CONDOS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9- Commitments

During the three months ended September 30, 2018, the Company negotiated a sublease agreement effective February 19, 2019 to lease approximately 1,500 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada, which the Company will use as its new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent, and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot.

Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a 10% shareholder.

Note 10- Subsequent Events

On January 2, 2019 the Company issued a total of 882,483 shares of common stock to certain officers and directors as part of their respective employment and/or board compensation package, valued at $54,361, or $0.0616 per share, the closing price of the Company’s common stock on the date of issuance as posted on OTCMarkets.

On January 28, 2019, the Company entered into a consulting agreement with Trevor Hall and appointed Mr. Hall to serve as a part-time Chief Financial Officer (“CFO”) of the Company through December 31, 2019. Mr. Hall succeeded Wayne Zallen as CFO, who resigned from the position in connection with Mr. Hall’s appointment. Mr. Zellen continues to serve as Chairman of the Company’s Board of Directors following his resignation as CFO of the Company. Pursuant to the Agreement, Mr. Hall received $76,000 in compensation, payable as 1,000,000 shares of unregistered common stock of the Company, and will devote enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term. The shares were issued on January 29, 2019.

On January 31, 2018, the Company issued 250,000 shares of common stock to a consultant for services rendered, valued at $19,500, or $0.078 per share, the closing price of the Company’s stock on the date of issuance as posted on OTCMarkets.

During February 2019, the Company moved its headquarters to 2485 Village View Drive, Suite 180, Henderson, Nevada 89074. In connection with the move, the Company’s telephone number changed to (702) 830-7919.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2018 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission in our Form 10-K on October 12, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Condos, Inc.

Overview

Grow Condos offers professional services to cannabis growers and other participants in the cannabis industry. These services include helping them optimize their growing process, creating public facing and back end technology solutions for participants in the cannabis industry and working with cannabis related companies without access to the traditional banking system on banking and lending solutions.  Additionally, we continue to conduct operations through our two wholly-owned subsidiaries, WCS Enterprises, Inc. (“WCS”) and Smoke on the Water, Inc.

In connection with changing our business focus to professional solutions for cannabis companies, on June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to Grow Capital Inc. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018 respectively. The Company is in the process of seeking approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions.

WCS Business Operations

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 compared to Three Months ended December 31, 2017

Revenue

During the three months ended December 31, 2018 and 2017, respectively, we generated net revenues of $91,715 and $66,289.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2018 was due to the ongoing leasing fees paid by a related party from our condominium property and increased revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the three-month periods ended December 31, 2018 and 2017 are as follows:

	Three Months Ended
	December 31,
	2018	2017

Net revenues	$91,715	$66,289

Operating expenses
Cost of revenues	19,684	8,153
General and administrative	103,556	122,392
Sales and marketing	341	359
Professional fees	29,452	(16,847)
Stock based compensation	118,504	955,389
Depreciation, amortization and impairment	7,526	9,012
Total operating expenses	279,063	1,078,458

Three months ended December 31, 2018 and 2017

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial decrease in operating expenses from $1,078,458 during the three months ended December 31, 2017 compared to $279,063 during the three months ended December 31, 2018.  The decrease in operating expenses is predominantly attributable to a reduction in stock-based compensation in the current period. During fiscal 2017, the Company issued common stock to pay accrued payroll for certain board members and consultants at rates below market, as well as issued common stock as board compensation, the total combined value of which was $955,389 compared to $118,504 recorded for issuances of common stock in the three-months ended December 31, 2018 as board compensation, and no comparative transactions to settle prior accrued payroll.  Professional fees also increased substantially during the three months ended December 31, 2018 to $29,452 as compared to a credit balance reported in the prior comparative period.  In the three months ended December 31, 2017, the Company recovered legal deposits previously advanced for services prior expensed resulting in a net credit to professional fees of $16,847.  Costs of revenues in the current period totaled $19,684 as compared to $8,153 in the prior comparative three months ended December 31, 2017.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground and other associated expenses.  Depreciation, amortization and impairment decreased to $7,526 in the current three-month period, as compared to $9,012 in the three months ended December 31, 2017. During the three months ended December 31, 2018 and 2017 we recorded sales and marketing costs of $341 and $359, respectively.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the three months ended December 31, 2018 and 2017 totaled $9,144 and $276,009 respectively.  The Company experienced a substantial decrease in interest expenses in the three months ended December 31, 2018 due to the fact that during the period ended December 31, 2017 the Company recorded interest expense relative to the issuance of certain convertible notes and their conversion through issuance of our common stock, with no similar transactions during the current three-month period ended December 31, 2018.

Net losses in the three months ended December 31, 2018 and 2017 totaled $196,492 and $1,288,178, respectively.

Six Months Ended December 31, 2018 compared to Six Months ended December 31, 2017

Revenue

During the six months ended December 31, 2018 and 2017, respectively, we generated net revenues of $200,188 and $153,394.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2018 was due to the ongoing leasing fees paid by a related party from our condominium property and increased revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the six-month periods ended December 31, 2018 and 2017 are as follows:

	Six Months Ended
	December 31,
	2018	2017

Net revenues	$200,188	$153,394

Operating expenses
Cost of revenues	47,914	20,659
General and administrative	165,635	223,153
Sales and marketing	5,951	359
Professional fees	63,056	(5,280)
Stock based compensation	328,504	955,389
Depreciation, amortization and impairment	14,949	35,689
Total operating expenses	626,009	1,229,969

Six months ended December 31, 2018 and 2017

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial decrease in operating expenses from $1,229,969 during the six months ended December 31, 2017 to $626,009 during the six months ended December 31, 2018.  The decrease to expenses is predominantly attributable to a reduction in stock-based compensation in the current period. During fiscal 2017, the Company converted accrued payroll for certain board members and consultants at rates below market, as well as issued board compensation the total value of which was $955,389 with only $148,504 recorded relative to certain issued board compensation in the current comparative six-month period ended December 31, 2018, and no comparative transactions to settle prior accrued payroll.  Professional fees also increased substantially during the six months ended December 31, 2018 to $63,056 as compared to a credit balance reported in the prior comparative period.  In the six months ended December 31, 2017, the Company recovered legal deposits previously advanced for services prior expensed resulting in a net credit to professional fees of $5,280.  Costs of revenues in the current period totaled $47,914 as compared to $20,659 in the prior comparative six months ended December 31, 2017.  The increase in costs of revenue were attributable to our acquisition of the RV campground near Lake Selmac, Oregon and were comprised of costs associated with concession items sold at the campground and other associated expenses.  Depreciation, amortization and impairment decreased to $14,949 in the current six-month period, as compared to $35,689 in the six months ended December 31, 2017 due to prior period impairment of construction deposits and other costs associated with the land purchased in April 2016 near Eugene Oregon in the amount of $14,486, as we determined subsequent to quarter end to put the land up. During the six months ended December 31, 2018 and 2017 we recorded marketing costs of $5,951 and $359, respectively.

We expect operating expenses to increase in future periods as we continue to expand our holdings and our revenue base.

Other Expenses

Other expenses recorded in the six months ended December 31, 2018 and 2017 totaled $30,704 and $975,642 respectively.  The Company experienced a substantial decrease to interest expenses in the current six months ended December 31, 2018 due to the fact that during the period ended December 31, 2017 the company recorded interest expense relative to the issuance of certain convertible notes and their conversion through issuance of our common stock of $930,540, with no similar transactions during the current six-month period ended December 31, 2018. Further, the Company recorded a loss on disposal of property of $5,412 during the current six-month period, with no comparative expense in the comparative six months in 2017.

Net losses in the six months ended December 31, 2018 and 2017 totaled $461,937 and $2,052,217, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At December 31, 2018	At June 30, 2018

Current Assets	$397,252	$388,909
Current Liabilities	675,545	1,883,555
Working Capital Deficit	$(278,293)	$(1,494,646)

As of December 31, 2018, the Company had total current assets of $397,252 and a working capital deficit of $278,293 compared to total current assets of $388,909 and a working capital deficit of $1,494,646 as of June 30, 2018. The decrease in our working capital deficit was primarily a result of the sale of certain owned properties during the current period and proceeds from financings of $1,165,000 which allowed us to retire the two mortgages held on the WCS condo property.

During the six months ended December 31, 2018, cash provided by operating activities totaled $193,797, primarily as a result of a net loss from operations of $461,937, offset by stock-based compensation of $328,504, loss on disposal of property of $5,412 and depreciation, amortization and impairment expenses of $14,949.  Further during the six months ended December 31, 2018, we reduced our accrued expenses by $64,185, partially offset by an increase in our accounts payable of $6,797. In the six months ended December 31, 2017, cash provided by operating activities totaled $50,487 with a net loss from operations of $2,052,217 offset by non-cash interest of $930,540, stock-based compensation of $955,389 and depreciation, amortization and impairment expenses of $35,689.  During the six months ended December 31, 2017, the Company’s accrued expenses increased by $75,505, partially offset by a reduction to accounts payable of $9,917.

Net cash provided by investing activities in the six months ended December 31, 2017 was $1,513, as compared to cash used of $34,039 in 2018.  Cash due from related party in the current six-month period is a result of the loss of certain banking facilities in fiscal 2018 due to the nature of our area of operations which required us to transfer the Company’s cash and its banking operations to an entity owned and controlled by management while sourcing other banking solutions.  Further, in the six months ended December 31, 2017, we received $27,000 under option agreements for certain units at our Eagle Creek condominium compared to $Nil received in the six months ended December 31, 2018. The Company purchased certain property and equipment during fiscal 2017 in the amount of $25,487 as compared to $6,160 during fiscal 2018.

Net cash provided by financing activities was $254,073 in the six months ended December 31, 2018 as compared to $59,774 in 2017.  During the current six-month period ended December 31, 2018, the Company closed private placements for total proceeds of $1,165,000, compared to total proceeds of $57,000 from private placements during the comparable period ended December 31, 2017.  The amounts raised during the current six month period were offset by the repayment of mortgages in the amount of $910,927. During the six months ended December 31, 2017 the Company received proceeds from the sale of convertible notes of $40,000 offset by mortgage repayments of $37,226.

Going Concern

During the three- and six-months period ended December 31, 2018, the Company reported a net loss of $196,492 and $461,937, respectively. During the three- and six-months period ended December 31, 2017, the Company reported a net loss of $1,288,178 and $2,052,217, respectively. The Company believes that its existing capital resources are not adequate to enable it to fully execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during fiscal year 2019 and beyond based on its current operating plan and condition. In July and August 2018, the Company conducted a private placement of its common shares and raised gross proceeds of approximately $1,165,000.  The Company used approximately $900,000 of the proceeds from the private placements to retire the two mortgages held on the WCS condo property (see Note 6 to the unaudited financial statements contained herein).  In addition, in September 2018, the Company completed the sale of its land held in the Pioneer Business Park (see Note 3 to the unaudited financial statements contained herein).  The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.  These actions have reduced the working capital deficit below $300,000 in the current period ended December 31, 2018.  The Company expects cash flows from operating activities to improve marginally in the short term, primarily as a result of an increase in cash received from tenants and a decrease in certain operating expenses, although there can be no assurance thereof.  In addition, there can be no assurance that new tenants will become available after 2019 when the remaining leases expire for the Eagle Point condominium. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans, and potentially cease operations altogether. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2018, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2019 the Company issued a total of 882,483 shares of unregistered common stock to certain officers and directors as part of their respective employment and/or board compensation package, valued at $54,361, or

$0.0616 per share, the closing price of the Company’s common stock on the date of issuance as posted on OTCMarkets.

On January 29, 2019, the Company issued 1,000,000 shares of unregistered common stock to Trevor Hall in connection with his appointment as Chief Financial Officer (“CFO”), valued at $76,000, or $0.076 per share, the closing price of the Company’s common stock on the date of issuance as posted on OTCMarkets.

On January 31, 2018, the Company issued 250,000 shares of common stock to a consultant for services rendered, valued at $19,500, or $0.078 per share, the closing price of the Company’s stock on the date of issuance as posted on  OTCMarkets.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On January 28, 2019, the Company entered into a consulting agreement (the “Agreement”) with Trevor Hall and appointed Mr. Hall to serve as a part-time CFO of the Company through December 31, 2019. Mr. Hall succeeded Wayne Zallen as CFO, who resigned from the position in connection with Mr. Hall’s appointment. Mr. Zellen continues to serve as Chairman of the Company’s Board of Directors following his resignation as CFO of the Company.

Pursuant to the Agreement, Mr. Hall received $76,000 in compensation, payable as 1,000,000 shares of unregistered common stock of the Company, and will devote enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term. The shares of Common Stock were issued on January 29, 2019 at a price of $0.076 per share, the closing price of the Company’s Common Stock on January 29, 2019. Additionally, Mr. Hall was appointed as Treasurer of the Company, replacing Joann Cleckner, who had previously tendered her resignation as Secretary and Treasurer of the Company effective as of November 15, 2018. Carl Sanko, who currently serves as a director of the Company, replaced Ms. Cleckner as Secretary of the Company after her resignation.

During February 2019,, the Company moved its headquarters to 2485 Village View Drive, Suite 180, Henderson, Nevada 89074. In connection with the move, the Company’s telephone number changed to (702) 830-7919.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
3.1*	Articles of Incorporation of the Company, as amended.

3.2*	By-laws of the Company.

10.1*#	Employment Agreement, by and between the Company and Jonathan Bonnette, dated July 1, 2018.

10.2#	Agreement, by and between the Company and Trevor Hall, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 1, 2019.

10.3*	Sublease, by and between the Company andAppreciation, LLCeffective February 19, 2019.

10.4*#	Consulting Agreement, by and between the Company and Carl Sanko, dated August 6, 2018.

10.5*#	Consulting Agreement, by and between the Company and Wayne Zallen, dated August 6, 2018.

31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

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

*As filed herewith.

# Management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW CONDOS, INC.

Date: February 20, 2019	By: /s/ Jonathan Bonnette
Name: Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)