Form 10-Q
period 2019-03-31
GROW CAPITAL, INC.
filed 2019-05-14
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53548
Commission File Number

GROW CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0970023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2485 Village View Drive, Suite 180, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

702-830-7919
(Registrant’s telephone number, including area code)

GROW CONDOS INC.
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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

129,197,265 shares of common stock outstanding as of May 7, 2019
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

TABLE OF CONTENTS

ITEM 1.  FINANCIAL STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK26

ITEM 4. CONTROLS AND PROCEDURES27

PART II – OTHER INFORMATION28

ITEM 1. LEGAL PROCEEDINGS28

ITEM 1A. RISK FACTORS28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES28

ITEM 4. MINE SAFETY DISCLOSURES28

ITEM 5. OTHER INFORMATION29

ITEM 6. EXHIBITS30

SIGNATURES31

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CAPITAL, INC. (Formerly Grow Condos, Inc.) AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	June 30,
ASSETS	2019	2018*
	(Unaudited)
CURRENT ASSETS:
Cash	$99,543	$13,891
Lease receivable, net of allowance for doubtful accounts	6,903	854
Prepaid expenses	230,372	3,736
Assets held for sale	-	326,629
Due from related party	2,875	40,268
Total current assets	339,693	385,378

Property, plant and equipment, net	969,598	898,068
Assets held for sale	857,193	853,762
Deposits	5,867	2,823
TOTAL ASSETS	$2,172,351	$2,140,031

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$37,129	$5,031
Accrued liabilities	158,468	244,652
Advances from related parties	105,000	105,000
Deferred rent	5,352	-
Liability held for sale	367,367	1,520,946
Current portion of mortgage loans payable	8,003	7,926
Total current liabilities	681,319	1,883,555

Mortgage loans payable, net of current portion	599,550	605,922
Liability held for sale	79,258	79,100
TOTAL LIABILITIES	1,360,127	2,568,577
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 175,000,000 shares authorized, 119,456,430 and 94,205,542 issued, issuable and outstanding at March 31, 2019 and June 30, 2018 respectively.	119,456	94,205
Additional paid-in capital	46,868,860	44,813,485
Accumulated deficit	(46,176,092)	(45,336,236)
Total stockholders' equity (deficit)	812,224	(428,546)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,172,351	$2,140,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

*Derived from audited information

GROW CAPITAL, INC. (Formerly Grow Condos, Inc.) AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net revenues	$37,096	$39,471	$168,153	$123,265

Operating expenses
Cost of revenues	20,317	9,544	68,231	30,203
General and administrative	41,169	114,472	192,929	319,618
Sales and marketing	217	358	4,472	717
Professional fees	32,781	34,750	95,119	29,470
Stock based compensation	287,840	38,981	616,344	994,370
Depreciation, amortization and impairment	1,304	19,179	2,273	40,888
Total operating expenses	383,628	217,284	979,368	1,415,266

Income (Loss) from operations	(346,532)	(177,813)	(811,215)	(1,292,001)

Other income (expense):
Loss on disposal of property	-	-	(5,412)	-
Interest expense	(15,625)	(7,613)	(33,200)	(953,894)
Total other income (expense), net	(15,625)	(7,613)	(38,612)	(953,894)

Income (loss) from continuing operations	(362,157)	(185,426)	(849,827)	(2,245,895)
Income (loss) from discontinued operations	(15,763)	(13,854)	9,971	(5,602)
Net income (loss)	$(377,920)	$(199,280)	$(839,856)	$(2,251,497)

Basic and diluted net loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Basic and diluted net loss from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average shares used in completing basic and diluted net loss per common share	118,411,504	88,569,526	113,058,144	69,538,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC. (Formerly Grow Condos, Inc.)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended March 31, 2019

	Preferred Shares		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shareholders Equity (Deficit)
Balance, June 30, 2017	-	-	30,795,375	$30,795	$41,891,602	$(42,853,597)	$(931,200)
Stock settled debt upon default					110,000		110,000
Shares issued due to conversion of convertible notes and unpaid interest			44,010,791	44,011	1,037,635		1,081,646
Private placements			6,400,000	6,400	225,600		232,000
Conversion of advances from related party into stock			1,333,333	1,333	292,000		293,333
Conversion of accrued payroll into stock – related parties			4,466,667	4,467	981,867		986,334
Shares issued to Officers, Directors and employees			4,579,148	4,579	173,802		178,381
Shares issued to non-employees for services			2,620,228	2,620	100,979		103,599
Loss for the period						(2,482,639)	(2,482,639)
Balance, June 30, 2018	-	-	94,205,542	94,205	44,813,485	(45,336,236)	(428,546)
Private placements			15,392,860	15,393	1,149,607		1,165,000
Shares issued to Officers, Directors and employees			5,120,023	5,120	558,980		564,100
Shares issued to non-employees for services			3,720,805	3,721	273,549		277,270
Conversion of accounts payable into stock			1,017,200	1,017	73,239		74,256
Loss for the period						(839,856)	(839,856)
Balance, March 31, 2019			119,456,430	$119,456	$46,868,860	$(46,176,092)	$812,224

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC. (Formerly Grow Condos, Inc.) AND SUBSIDIARIES,
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31,
		2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(839,856)		$(2,251,497)
(Income) loss from discontinued operations		(9,971)		5,602
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense		2,273		40,888
Non-cash interest		6,612		930,540
Stock based compensation		616,344		994,370
Changes in operating assets and liabilities:
Prepaid expenses and other assets		(4,651)		6,317
Accounts payable, trade		(1,902)		13,424
Accrued expenses		(52,184)		122,679
Deferred rent expense		5,352		-
Net cash (used in) in operating activities		(277,983)		(137,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds used in purchase of property, plant, and equipment		(6,160)		(39,567)
Due from related party		37,393		-
Net cash (used in) provided by investing activities		31,233		(39,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages		(6,295)		(23,277)
Proceeds from related party		-		45,000
Proceeds from private placement		1,165,000		112,000
Net cash provided by financing activities		1,158,705		133,723

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities		13,431		27,124
Investing activities		74,469		40,500
Financing activities		(914,203)		(25,221)
Net cash (used) provided by discontinued activities		(826,303)		42,403

Net increase (decrease) in cash		85,652		(1,118)
Cash at beginning of period		13,891		30,067
Cash at the end of the period		$99,543		$28,949

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest		$27,428		$67,484
Cash paid for income taxes		$-		$-

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock		$-		$1,191,470
Stock settled debt liability		$-		$110,000
Stock settled advances from related party		$67,643		$40,000
Beneficial conversion feature discount recorded	$			$253,333
Liability settled in stock	$			$6,800
Stock settled payroll liability		$-		$134,000
Repayment of mortgage from escrow		$252,141		$-
Stock issued for prepaid compensation		$564,440	$
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Description of Business

Grow Capital, Inc. ("GCI" or the "Company") (f/k/a Grown Condos, Inc.) was incorporated on October 22, 1999, in the State of Nevada.

Our wholly owned subsidiary, WCS Enterprises, Inc. (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponics grow facilities to support cannabis farmers. WCS owns, leases, sells and manages multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.  WCS currently owns a condominium property in Eagle Point, Oregon (the “Eagle Point Property”).

Our wholly owned subsidiary, Smoke on the Water, Inc. was incorporated on October 21, 2016, in the State of Nevada. Smoke on the Water is focused on operating properties in the RV and campground rental industry and currently owns the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon (the “Lake Selmac Property”).

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to “Grow Capital, Inc.” The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018, respectively. The Company received approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions on April 8, 2019.

In connection with its name change, the Company has adopted a business plan focused on shifting the Company’s strategy away from the cannabis industry and into the financial technology (“FinTech”) sector  and related sectors.  In connection with this strategy, the Company has hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying suitable acquisitions and completing those acquisitions.  In connection with the shift in the Company’s strategy away from the cannabis industry, the Board has determined to divest WCS and Smoke on the Water and is actively marketing each entity.  In connection with these efforts, management of the Company has determined it is appropriate to include the operations of WCS in this report as Assets and Liabilities Held for Sale (See Note 3). As the Company moves away from the cannabis industry and into financial technology and related sectors, Grow Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

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

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018 filed on October 12, 2018. Results of the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended June 30, 2019 and any other future periods.

Consolidation

These consolidated financial statements include the accounts of Grow Capital, Inc. and its wholly-owned subsidiaries, WCS and Smoke on the Water, as of March 31, 2019. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Going Concern

During the three- and nine-month periods ended March 31, 2019, the Company reported a net loss of $377,920 and $839,856, respectively, combined with a working capital deficit of approximately $341,000 with approximately $100,000 of cash on hand. The Company believes that as of March 31, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  On April 12, 2019, the Company completed a private placement of shares of its common stock (“common shares”) and raised gross proceeds of $600,000 which were allocated to working capital. These funds were raised for use in the execution of the Company’s shift away from the cannabis industry and towards its new business plan focused on acquisitions in the FinTech sector and other related sectors.  As part of this plan, the Company is currently actively marketing WCS and Smoke on the Water for sale (See Note 3).  If the Company fails to sell WCS and Smoke on the Water, generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Lease Receivables and deferred rent

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of March 31, 2019, and June 30, 2018, an allowance for doubtful accounts was recorded in the amount of $2,861.  As of March 31, 2019, and June 30, 2018, the Company had recorded deferred rent for the straight-line value of rental income of $6,150 as part of assets held for sale.

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

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $217 and $358 for the three months ended March 31, 2019 and 2018, respectively, and $4,473 and $717 for the nine months ended March 31, 2019 and 2018, respectively.

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

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Unregistered stock awards are measured based on the fair market values of the underlying stock on the dates of grant. For service type awards, share-based compensation expense is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award. For awards that vest or begin vesting upon achievement of a performance condition, the Company estimates the likelihood of satisfaction of the performance condition and recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model.

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

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of March 31, 2019, and June 30, 2018, the Company had recorded within convertible notes, net of discount, the amount of $0 for the value of the stock settled debt for certain convertible notes (See Note 6).

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

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

 Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the three and nine months ended March 31, 2019 and 2018, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares as of March 31, 2019:

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

Note 3 – Assets Held for Sale

(1)Assets in Oregon within the Pioneer Business Park

In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park (the “Pioneer Property”) from a private seller for the amount of $326,629 plus closing costs.  As part of the purchase, the Seller financed through a note payable $267,129 of the purchase price (See Note 6).  The intent of the Company was to build an industrial condominium building on the parcel, akin to the Eagle Point Property.  The Company was unable to secure additional funding via debt or equity and due to the hostility of the local county government towards the intended operations of the tenants, and consequently, the Company abandoned those plans in late calendar 2017.

In December 2017, the Company made the decision to put the Pioneer Property up for sale, retained a sales agent and listed the Pioneer Property for sale at a purchase price of $399,000.  The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet, respectively. In September 2018, the Company completed the sale of the Pioneer Property for a gross sales price of $349,000 (See Note 6).  After payment of all closing costs, the Company recorded a loss on sale of approximately $5,400.

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Assets Held for Sale (continued)

(1)WCS

In the quarter ended March 31, 2019, the Company began to actively market WCS for sale and has begun negotiations with certain parties for the sale of WCS, subject to diligence, negotiation of a purchase agreement and fulfillment of typical closing conditions.  In connection with these efforts, management has determined that it is appropriate to classify WCS as Assets Held for Sale.

(2)Smoke on the Water

In the quarter ended March 31, 2019, the Company began to actively market Smoke on the Water for sale, however, based on the current status of the Company’s efforts to sell Smoke on the Water, management has determined that its efforts to sell Smoke on the Water do not yet meet the requirements for Smoke on the Water to be classified as Assets Held for Sale due to a lack of a definitive plan for the sale of the entity with a probable price and a likely completion over the following 12 months.

(3)The Results of the Discounted Operations are follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net revenues	$10,800	$18,194	$79,931	$87,794

Operating expenses
General and administrative	19,311	9,949	33,186	27,956
Sales and marketing	-	-	1,695	-
Professional fees	262	340	980	340
Depreciation, amortization and impairment	6,990	6,990	20,970	20,970
Total operating expenses	26,563	17,279	56,831	49,266

Income (Loss) from operations	(15,763)	915	23,100	38,528
Interest expense	-	(14,769)	(13,129)	(44,130)
Income (loss) from discontinued operations	$(15,763)	$(13,854)	$9,971	$(5,602)

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property and Equipment, Net

Property and improvements consisted of the following as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
Cost
Buildings and improvements	$326,839	$259,196
Land	621,586	621,586
Furniture and Fixtures	25,892	19,732
	974,317	900,514
Less: accumulated depreciation and impairment	(4,719)	(2,446)
	$969,598	$898,068

Depreciation expense (excluding impairment) amounted to $1,304 and $456 for the three months ended March 31, 2019 and 2018, respectively.

Depreciation expense (excluding impairment) amounted to $2,273 and $7,679 for the nine months ended March 31, 2019 and 2018, respectively.

Impairment of condo construction deposits and other assets in regard to the Pioneer Property during the three and nine months ended March 31, 2018 was $18,723 and $33,209, respectively.

Note 5 – Accrued Liabilities

Accrued Liabilities at March 31, 2019 and June 30, 2018 consist of the following:

	March 31, 2019	June 30, 2018
Accrued salaries and wages	$137,036	$189,220
Accrued expenses	21,432	55,432
	$158,468	$244,652

Note 6 – Mortgages Payable

In 2013, upon the acquisition of the Eagle Point Property, WCS assumed the sellers’ mortgage from People’s Bank of Commerce, NA (“People’s Bank”).  The original principal amount of the mortgage was $930,220, had an interest rate equal to People’s Bank’s prime rate plus 1.75%, required 58 monthly payments of $5,946 and required a balloon payment of $802,294 on June 28, 2018, the maturity date. The mortgage was secured by liens against certain properties owned by the seller.  In August 2018, the Company paid the mortgage in full. As of March 31, 2019, and June 30, 2018, the balance on the mortgage was $0 and $797,476, respectively.

In 2013, after the acquisition of the Eagle Point Property, WCS entered into a second mortgage with People’s Bank for the amount of $120,000.  The mortgage had an interest rate equal to People’s Bank’s prime rate plus 3%, required 56 monthly payments of $883, and required a balloon payment of $104,329 on October 15, 2018, the maturity date. The mortgage was collateralized by a deed of trust and assignment of rents with the seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of March 31, 2019, and June 30, 2018, balance on the mortgage was $0 and $105,235, respectively.

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Mortgages Payable (continued)

In April 2016, as more fully described in Note 3, the Company acquired the Pioneer Property and entered into a mortgage with the seller for the amount of $267,129.  The mortgage originally had an interest rate of 6% per annum and a maturity date of the earlier of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and required interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due in the form of a final balloon payment in July 2018. As noted above in Note 3, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of March 31, 2019, and June 30, 2018, the balance on the mortgage was $0 and $250,868, respectively.

In March 2017, as more fully described in Note 3, the Company acquired the Lake Selmac Property.  Upon closing, the Company entered into mortgage payable with the seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage had an interest rate of 5% per annum covering the monthly payments of $3,355 for the initial 12 months, which increased to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  As of March 31, 2019, and June 30, 2018, the balance on the mortgage was $607,553 and $613,848, respectively.  The note is unsecured.

Note 7 – Capital Stock

On June 22, 2018, the Board of Directors of the Company approved the Recapitalization.  As of June 30, 2018, and 2017, the Company's authorized common stock consists of 100,000,000 common shares with par value of $0.001 and 5,000,000 shares of preferred stock with par value of $0.001 per share.

Common Stock

Share issuances during the nine months ended March 31, 2019:

During the nine months ended March 31, 2019, the Company issued a total of 2,120,023 unregistered common shares to officers and directors as part of their respective employment and/or board compensation package.  The Company valued the issuances made as employment compensation at the closing price of the Company’s stock as traded on the OTCMarkets on the date of grant and the issuances to directors at a discount of 35% to market on the first day of each calendar quarter, and consequently recorded stock-based compensation of $204,100.

During the nine months ended March 31, 2019, the Company issued 3,000,000 unregistered common shares to Jonathan Bonnette, its new CEO and President, as compensation for his initial year in office pursuant to the terms of his employment agreement. Of the common shares issued, 1,500,000 vested at grant and the remaining 1,500,000 common shares vested 180 days after the signing of the employment agreement in July 2018. The Company valued the issuance at $0.12 per share, the closing price of the Company’s stock as traded on the OTCMarkets on the date of grant.  Because the share compensation is all of the compensation earned by the new CEO and President during the term of his employment agreement, the Company treated the issuance akin to a cash payment and recorded $360,000 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the initial 12-month period of employment covered in the employment agreement.  For the nine months ended March 31, 2019, the Company expensed $270,000 as stock-based compensation.

During the nine months ended March 31, 2019, the Company issued a total of 15,392,860 unregistered common shares in respect to private placements between $0.07 and $0.10 per share and received cash proceeds of $1,165,000.

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Capital Stock (continued)

During the nine months ended March 31, 2019, the Company issued an aggregate of 3,470,805 unregistered common shares to consultants for services pursuant to the terms of their consulting agreements. The Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarkets on the date of each grant.  Because the share compensation will be all of the compensation earned by consultants under the terms of their consulting agreements, the Company treated each of the issuances as a cash payment and recorded $259,220 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the applicable 12-month period of each consulting agreement.  For the nine months ended March 31, 2019, the Company expensed $202,054 as stock-based compensation.

During the nine months ended March 31, 2019, the Company issued 250,000 unregistered  common shares to a consultant for services rendered.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarkets on the date of grant and recorded stock based compensation of $18,050.

During the nine months ended March 31, 2019, the Company issued 1,017,200 unregistered  common shares to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarkets on the date of grant and recorded a $67,643 liability settlement and interest expense of $6,612 on the statement of operations.

Preferred Stock

The Company designated a Series A Convertible Preferred Stock (the "Series A Preferred") in 2015.  The number of authorized shares totals 5,000,000 and the par value is $0.001 per share.  The Series A Preferred shareholders vote together with the common stock as a single class.  The holders of Series A Preferred are entitled to receive all notices relating to voting as are required to be given to the holders of the Common Stock.  The holders of shares of Series A Preferred are entitled to 5 votes per share and each share may be converted by to the holder into 5 shares Common Stock.  All of the Series A Preferred were issued and converted into Common Stock in November 2015.

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 2 million shares of common stock, options exercisable into common stock of the Company or stock purchase rights exercisable into shares of common stock of the Company.  The Incentive Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. Options granted under the Incentive Plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years. In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of common stock of the Company by the grantee.  All vesting conditions are set by the Board or a designated administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.  The Company has granted options to purchase 2 million shares under the Incentive Plan, 1.5 million of which have been exercised and 0.5 million of which have vested and remain outstanding.  There are no remaining shares available under the Incentive Plan

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (the “Stock Plan”).   As a condition of adoption of the Stock Plan, the Company filed a registration statement on Form S-8 in December 2015 to register the shares issued under the Stock Plan.  The Stock Plan allows for the issuance of up to a maximum of 2 million shares of common stock of the Company. The Stock Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. The Stock Plan shall continue in effect until it is terminated by the Board or all shares are issued pursuant to the Stock Plan. The Company has not granted any shares under the Stock Plan.

Note 8 – Related Party Transactions

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is currently leasing units in the building located at the Eagle Point Property.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms, 1,500 square feet of office space which is currently being offered for lease, and one 7,500 square foot grow facility. The four grow rooms are currently being offered for lease, and the grow facility is under lease to a company controlled by our former Chairman.  The lease for the grow facility was entered into by the prior owner before the purchase of the Eagle Point Property by WCS in 2013.  The lease term for the grow facility began once the tenant improvements were completed and the premises were occupied in fiscal 2017 and continues for a period of 36 months. The lease on the grow facility commenced in fiscal 2017.

As of March 31, 2019, and June 30, 2018, a related party had advanced the Company, on an unsecured basis, $105,000.

On July 1, 2018, Wayne Zallen resigned as the President and CEO of the Company and David Tobias resigned his position as a member of the Board.  On the same day, Jonathan Bonnette was elected to the Board to fill the vacancy created by the resignation of David Tobias and was also appointed President and CEO of the Company.  Mr. Zallen remained the Chairman of the Board  and served as the CFO until the appointment of James Olson as Chairman of the Board and the appointment of Trevor Hall as CFO.  Mr. Zallen’s employment contract was terminated upon his resignation as CEO, and the Company agreed to pay Mr. Zallen $2,500 per month for his continued services.

In July 2018, the Company entered into an employment agreement with Mr. Bonnette.  The employment agreement has an initial term of one year and includes compensation for the first year of $240,000 payable in unregistered common shares at a valuation of $0.08 per share or 3,000,000 common shares, which were issued in July 2018.  The shares were valued at $360,000 upon grant, recorded to prepaid compensation and amortized ratably over the term of the agreement.

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The sublease included a four-month abatement of monthly base rent during which time the Company would complete certain required leasehold improvements.  The Company commenced occupation of the premises in February 2019. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a beneficial owner of more than 10% of the Company’s common stock (See Note 9).

In July 2018, the Company entered into a consulting agreement with Mr. Kennedy with a one year term.  Mr. Kennedy received a fixed fee of $100,000 for his services which was payable in unregistered common shares valued at $0.10 per share for the first $50,000 on July 1, 2018 and at $0.034 for the second $50,000 payable on January 1, 2019 for a total of 1,970,805 unregistered common shares, all of which have been issued. The shares payable on January 1, 2019 were valued at approximately $102,000 and are being amortized ratably over the remaining term of the agreement.

On January 28, 2019, the Company entered into a consulting agreement with Trevor Hall and appointed Mr. Hall to serve as a part-time CFO of the Company through December 31, 2019. Mr. Hall succeeded Wayne Zallen as CFO, who resigned from the position in connection with Mr. Hall’s appointment.  Pursuant to the consulting agreement, Mr. Hall received $63,000 in compensation, payable as 1,000,000 common shares of unregistered common stock of the Company and will devote enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term. The shares were issued on January 29, 2019.

GROW CAPITAL, INC. (formerly Grow Condos, Inc.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Related Party Transactions (continued)

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services.  As of June 30, 2018, the Company’s wholly owned subsidiary, WCS, was notified that its bank, which also holds both of its mortgages, would no longer continue to accept WCS as a customer shortly after its fiscal year end.  Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from the related entity.  As of March 31, 2019, and June 30, 2018, the amount held in cash by the related entity and reported as a current asset as due from related party was $2,875 and $40,268.

Note 9- Commitments

During the three months ended September 30, 2018, the Company negotiated a sublease agreement with Appreciation, LLC effective October 19, 2018 to lease the Henderson Property for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. The Company commenced occupation of the premises in February 2019.

Note 10- Subsequent Events

On April 1, 2019 the Company issued a total of 692,307 shares of unregistered common stock to certain officers and directors as part of their respective employment and/or board compensation package.  The common shares issued as employment compensation were valued at the closing price of the Company’s common stock on the date of issuance as posted on OTCMarkets.  The common shares issued as board compensation were valued at a discount of 35% to market on April 1, 2019, the first day of the calendar quarter.  Collectively, the shares were valued at $57,462, or $0.083 per share.

On April 3, 2019 the Company issued 1,000,000 shares of unregistered common stock to the Company’s secretary for services rendered, valued at $112,500, or $0.1125 per share, the closing price of the Company’s common stock on the date of issuance as posted on OTCMarkets.

On April 12, 2019 the Company issued a total of 9,523,812 shares of common stock between $0.06 and $0.07 per share in respect to private placements for total gross proceeds of $600,000.

On April 29, 2019, Mr. Wayne Zallen resigned as a member of the Board of Directors and Chairman.  Concurrently the board appointed James Olson to fill the Board vacancy and as Chairman of the Board. Mr. Olson will also be entitled to compensation for his service on the Board of Directors in the amount of $10,000 per quarter paid in the form of unregistered shares of the Company’s common stock at a discount of 35% to market on the first day of each calendar quarter.  On April 29, 2019 Mr. Olson was issued a total of 108,853 shares  in connection with his appointment at the discount to market described above.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2019 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission in our Form 10-K on October 12, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

Overview

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock and 5,000,000 shares of preferred stock (the “Recapitalization”) and to change the name of the Company to Grow Capital Inc. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018 respectively. On April 8, 2019 the Company received approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions.

Grow Capital presently offers professional services to cannabis growers and other participants in the cannabis industry in the form of recreational facilities and by operating "Condo" style turn-key grow facilities to support cannabis growers in the United States.

Our wholly owned subsidiary, WCS Enterprises, Inc. (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponics grow facilities to support cannabis farmers. WCS owns, leases, sells and manages multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.  WCS currently owns a condominium property in Eagle Point, Oregon (the “Eagle Point Property”).

Our wholly owned subsidiary, Smoke on the Water, Inc. was incorporated on October 21, 2016, in the State of Nevada. Smoke on the Water is focused on operating properties in the RV and campground rental industry.  (the “Lake Selmac Property”)

In connection with its name change, the Company has adopted a business plan focused on shifting the Company’s strategy away from the cannabis industry and into the financial technology (“FinTech”) sector and related sectors.  In connection with this strategy, the Company has hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying suitable acquisitions and completing those acquisitions.  In connection with the shift in the Company’s strategy away from the cannabis industry, the Board has determined to divest WCS and Smoke on the Water and is actively marketing each entity.  As the Company moves away from the cannabis industry and into financial technology and related sectors, Grow Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.  There is no guarantee that the Company will be able to identify and carry out suitable acquisitions or divest its current subsidiaries.

Current Operations:

Smoke on the Water, Inc.

Smoke on the Water, Inc., was incorporated on October 21, 2016, in the State of Nevada and is a wholly owned subsidiary.

Smoke on the Water Business Operations

Smoke on the Water was designed to capitalize on the country's growing level of recreational marijuana acceptance.  The Company has developed the Lake Selmac Property, its first location, rebranding an existing RV business to represent the Smoke on The Water brand. The current site provides solutions for stress free and acceptable vacationing for the pro-personal choice and marijuana smoking community.  While the Company continues to operate Smoke on the Water, during the quarter ended March 31, 2019, the Company began to actively market Smoke on the Water for sale in connection with the change in its business plan, however, based on the current status of the Company’s efforts to sell Smoke on the Water, management has determined that its efforts to sell Smoke on the Water do not yet meet the requirements to be classified as Assets Held for Sale (See Note 3).

Assets and Liabilities Held for Sale

WCS Business Operations

Through WCS, the Company has been a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key grow facilities to support cannabis growers in the United States cannabis industry. The Company is not directly involved in the growing, distribution or sale of cannabis.  While we continue to operate WCS, during the quarter ended March 31, 2019, the Company began to actively market WCS for sale in connection with the change in its business plan.  In connection with these efforts, management has determined it is appropriate to include the operations of WCS in this report as Assets and Liabilities Held for Sale. (See Note 3).

Plan of Operations

The Company believes that its existing capital resources may not be adequate to satisfy its cash requirements for the next twelve months and further funding will be required to fully execute our business plans. Through the date of this report we have been able to rely on bank and non-bank financing in the form of mortgages, convertible notes with third parties, sales of common stock, and advances from related parties to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2019 and beyond based on its current operating plan and condition.  In April 2019 the Company completed a further private placement of its common shares and raised additional gross proceeds of $600,000 which was allocated to working capital. These funds were raised for use in executing the Company’s new business plan to focus on acquisitions in the FinTech sector and other related sectors.  While the Company continues to expect cash flows from operating activities as we revise our operational scope, we do not presently have enough revenue to meet our overhead. We will continue to rely on funding obtained from our officers, directors and third parties through private placements and other methods, to meet our operational shortfalls.  While we expect to continue to have the ability to raise funds in this manner, there is no guarantee we will be able to continue to meet our obligations in the normal course. If we fail to generate positive cash flow or obtain additional financing when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

As discussed above, during the three months ended March 31, 2019, the Company determined to divest certain of its operations.  The operations of WCS and any associated assets and liabilities anticipated to form part of the sale are reflected in our current results as discontinued operations.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenue

During the three months ended March 31, 2019 and 2018, we generated net revenues of $37,096 and $39,471, respectively.  We do not yet have sufficient revenues to meet our ongoing operational overhead. Revenues experienced a slight decline period over period.

Operating expenses

Our operating expenses for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018

Net revenues	$37,096	$39,471

Operating expenses
Cost of revenues	20,317	9,544
General and administrative	41,169	114,472
Sales and marketing	217	358
Professional fees	32,781	34,750
Stock based compensation	287,840	38,981
Depreciation, amortization and impairment	1,304	19,179
Total operating expenses	383,628	217,284

Three months ended March 31, 2019 and 2018

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses from $217,284 during the three months ended March 31, 2018 compared to $383,628 during the three months ended March 31, 2019.  The increase in operating expenses is predominantly attributable to an increase in stock-based compensation in the current period. During the three months ended March 31, 2018, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $38,981 for the three months ended March 31, 2018 compared to $287,840 in the current three months ended March 31, 2019.  General and administrative fees were substantially reduced in the current three-month period ended March 31, 2019 to $41,169 compared to $114,472 in fiscal 2018.  This is due to an increase in payment for services by way of issuance of common stock to certain consultants and professionals for services rendered, as well as a reduction of certain employees in the current three-month period. Professional fees in the three months ended March 31, 2019 and 2018 remained relatively constant.  Costs of revenues in the current period totaled $20,317 compared to $9,544 in the three months ended March 31, 2018.  The increase in costs of revenue were attributable to our acquisition of the Lake Selmac Property and were comprised of costs associated with concession items sold at the RV campground on the Lake Selmac Property and other associated expenses.  Depreciation, amortization and impairment decreased to $1,304 in the current three-month period, as compared to $19,179 in the three months ended March 31, 2018. The reduction was primarily the result of approximately $18,000 in impairments recorded in the 2018 period with none recorded in the 2019 period. During the three months ended March 31, 2019 and 2018 we recorded sales and marketing costs of $217 and $358, respectively.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our revenue base.

Other Expenses

Other expenses recorded in the three months ended March 31, 2019 and 2018 totaled $15,625 and $7,613 respectively in respect to interest expense. Results reported in the three months ended March 31, 2019 include non-cash interest of $6,612 relative to the loss on the settlement of certain accounts payable through issuance of our common stock, with no similar transactions during the prior three-month period ended March 31, 2018.

Net losses in the three months ended March 31, 2019 and 2018 from continuing operations totaled $362,157 and $185,426, respectively.

Discontinued operations

As a result of the Company’s efforts to sell WCS, the operations of WCS and any associated liabilities held for sale have been included in discontinued operations during the three month comparative periods ended March 31, 2019 and 2018.  Losses from discontinued operations in the three months ended March 31, 2019 and 2018 totaled $15,763 and $13,854 respectively.

Net losses in the three months ended March 31, 2019 and 2018 totaled $377,920 and $199,280, respectively.

Nine Months Ended March 31, 2019 compared to nine months ended March 31, 2018

Revenue

During the nine months ended March 31, 2019 and 2018, respectively, we generated net revenues of $168,153 and $123,265.  We do not yet have sufficient revenues to meet our ongoing operational overhead. The increase in revenue in 2019 was due to increased revenues from our Lake Selmac RV campground property.

Operating expenses

Our operating expenses for the nine-month periods ended March 31, 2019 and 2018 are as follows:

	Nine Months Ended
	March 31,
	2019	2018

Net revenues	$168,153	$123,265

Operating expenses
Cost of revenues	68,231	30,203
General and administrative	192,929	319,618
Sales and marketing	4,472	717
Professional fees	95,119	29,470
Stock based compensation	616,344	994,370
Depreciation, amortization and impairment	2,273	40,888
Total operating expenses	979,368	1,415,266

Nine months ended March 31, 2019 and 2018

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial decrease in operating expenses from $1,415,266 during the nine months ended March 31, 2018 to $979,368 during the nine months ended March 31, 2019.  The decrease in operating expenses is predominantly attributable to a reduction in stock-based compensation and general and administrative expenses in the current period. The Company recorded share based compensation in the form of common  shares to employees, board members and consultants for services rendered, and relative to conversion of accrued payroll at rates below market, the total value of which was $994,370 in the nine months ended March 31, 2018 compared to $616,344 recorded in the nine months ended March 31, 2019.  General and administrative fees were substantially reduced in the nine-month period ended March 31, 2019 to $192,929 compared to $319,618 in the prior nine month period.  The reduction was primarily the result of a reduction of cash payroll substituted with stock based compensation.  Reductions to stock-based compensation and general and administrative fees in the current period were offset by an increase to professional fees during the nine months ended March 31, 2019 to $95,119 compared to $29,470 reported in the prior year period.  In the nine months ended March 31, 2018, the Company recovered legal deposits previously advanced for services prior expensed reducing the total reported legal costs in the period.  Costs of revenues in the current period totaled $68,231 as compared to $30,203 in the nine months ended March 31, 2018.  The increase in costs of revenue were attributable to our acquisition of the Lake Selmac Property and were comprised of costs associated with concession items sold at the RV campground on the Lake Selmac Property and other associated expenses, which also had a direct correlation to an increase in revenues period over period.  Depreciation, amortization and impairment decreased substantially to $2,273 in the current nine-month period, as compared to $40,888 in the nine months ended March 31, 2018 due to prior period impairment of construction deposits and other costs associated with the Pioneer Property in the amount of $14,486, as we determined in December 2017 to put the land up for sale, and successfully concluded a sale in September 2018. During the nine months ended March 31, 2019 and 2018 we recorded marketing costs of $4,472 and $717, respectively.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our revenue base.

Other Expenses

Other expenses recorded in the nine months ended March 31, 2019 and 2018 totaled $38,612 and $953,894 respectively.  The Company experienced a substantial decrease in interest expenses in the nine months ended March 31, 2019 compared to the comparable prior year period due to the fact that during the period ended March 31, 2018 the Company recorded interest expense relative to the issuance of certain convertible notes and their conversion through issuance of our common stock of $930,540, with only $6,612 recorded during the nine-month period ended March 31, 2019 relative to a loss on the settlement of certain accounts payable by way of issuance of common stock. Further, the Company recorded a loss on disposal of property of $5,412 during the current nine-month period, with no comparative expense in the nine months ended March 31, 2018.

Net losses from continuing operations in the nine months ended March 31, 2019 and 2018 totaled $849,827 and $2,245,895, respectively.

Discontinued operations

As a result of the Company’s efforts to sell WCS, the operations of WCS and any associated liabilities held for sale have been included in discontinued operations during the nine-month periods ended March 31, 2019 and 2018.  During the nine months ended March 31, 2019, the Company recorded a gain from discontinued operations of $9,971 as compared to a loss from discontinued operations of $5,602 in the nine months ended March 31, 2018.

Net losses in the nine months ended March 31, 2019 and 2018 totaled $839,856 and $2,251,497, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At March 31, 2019	At June 30, 2018

Current Assets	$339,693	$385,378
Current Liabilities	681,319	1,883,555
Working Capital Deficit	$(341,626)	$(1,498,177)

As of March 31, 2019, the Company had total current assets of $339,693 and a working capital deficit of $341,626 compared to total current assets of $385,378 and a working capital deficit of $1,498,177 as of June 30, 2018. The decrease in our working capital deficit was primarily a result of the sale of certain owned properties during the current period and proceeds from financings of $1,165,000 which allowed us to retire the two mortgages held on the Eagle Point Property.

During the nine months ended March 31, 2019, cash used in operating activities totaled $277,983, primarily as a result of a net loss from operations of $839,856.  The net loss was offset by $9,971 in income from discontinued operations, as well as stock-based compensation of $616,344, loss on disposal of property of $5,412 and depreciation, amortization and impairment expenses of $2,273.  Further, during the nine months ended March 31, 2019, we reduced our accrued expenses by $52,184 and our accounts payable by $1,902, which amounts were partially offset by the addition of deferred rent expense in the amount of $5,352. In the nine months ended March 31, 2018, cash used in operating activities totaled $137,677 with a net loss from operations of $2,251,497, and a loss from discontinued operations of $5,602, offset by non-cash interest of $930,540, stock-based compensation of $994,370 and depreciation, amortization and impairment expenses of $40,888.  During the nine months ended March 31, 2018, the Company’s accrued expenses increased by $122,679 and accounts payable increased by $13,424.

Net cash used in investing activities in the nine months ended March 31, 2018 was $39,567, as compared to cash provided of $31,233 in 2019.  Cash due from related party totaling $37,393 in the current nine-month period is a result of the loss of certain banking facilities in fiscal 2019 due to the nature of our area of operations which required us to transfer the Company’s cash and its banking operations to an entity owned and controlled by management

while sourcing other banking solutions.   The Company purchased certain property and equipment during fiscal 2018 in the amount of $39,567 as compared to $6,160 during fiscal 2019.

Net cash provided by financing activities was $1,158,705 in the nine months ended March 31, 2019 as compared to $133,723 during the comparable period in 2018.  During the nine-month period ended March 31, 2019, the Company closed private placements for total proceeds of $1,165,000, compared to total proceeds of $112,000 from private placements during the comparable period ended March 31, 2018.  The amounts raised during the current nine-month period were offset by the repayment of mortgages in the amount of $6,295 and $23,277, respectively.  During the nine months ended March 31, 2018 the Company received proceeds from a related party of $45,000 with no comparative amounts received during the nine-month period ended March 31, 2019.

Net cash used by discontinued activities totaled $826,303 in the nine months ended March 31, 2019 compared to cash provided by discontinued activities of $42,403 in the nine-month period ended March 31, 2018.

Going Concern

During the three- and nine-month periods ended March 31, 2019, the Company reported a net loss of $377,920 and $839,856, respectively, combined with a working capital deficit of approximately $341,000 with approximately $100,000 of cash on hand. The Company believes that as of March 31, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  During April 2019 the Company completed a private placement of its common shares and raised additional gross proceeds of $600,000 which was allocated to working capital. These funds were raised for use in the execution of the Company’s shift from the cannabis industry and towards its new business plan focused on acquisitions in the FinTech sector and other related sectors.  As part of this plan, the Company is currently actively marketing WCS and Smoke on the Water for sale (See Note 3).  If the Company fails to sell the WCS and Smoke on the Water, generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  See Note 2 of the Unaudited Consolidated Financial Statements included herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The material weakness related to our company was due to not having adequate personnel to address the reporting requirements of a public company and to fully analyze and account for our transactions.

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2019, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

Going forward, we intend to continue to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2018, the Company entered into a consulting arrangement with Terry Kennedy (the “Kennedy Consulting Agreement”), a beneficial owner of more than 10% of the Company’s outstanding common stock.  The Kennedy Consulting Agreement has a one year term. Pursuant to the Kennedy Consulting Agreement, Mr. Kennedy received $100,000 payable in unregistered Common Stock valued at $0.10 per share for the first $50,000 and at $0.034 per share for the second $50,000, all of which was payable on January 1, 2019.  Mr. Kennedy received an aggregate of 1,970,805 shares of Common Stock, all of which have been issued, with a cumulative value of $152,220, based on the fair market value of the shares at the time of issuance.

On March 22, 2019, the Company issued 1,017,200 unregistered common shares to settle certain liabilities owed to Mr. Kennedy.  The Company valued those issuances at the closing price of the Company’s common stock as traded on the OTCMarkets on the date of grant for an aggregate value of $74,256, or $0.075 per share, and recorded $67,643 liability settlement and interest expense of $6,612 on the statement of operations.

On April 1, 2019 the Company issued a total of 692,307 shares of unregistered common stock to certain officers and directors as part of their respective employment and/or board compensation package.  The common shares issued as employment compensation were valued at the closing price of the Company’s common stock on the date of issuance as posted on OTCMarkets.  The common shares issued as board compensation were valued at a discount of 35% to market on April 1, 2019, the first day of the calendar quarter.  Collectively, the shares were valued at $57,462, or $0.083 per share.

On April 3, 2019 the Company issued 1,000,000 shares of common stock to the Company’s secretary for services rendered, valued at $112,500, or $0.1125 per share, the closing price of the Company’s common stock on the date of issuance as posted on the OTCMarkets.

Other than as set out above, there were no unregistered sales of equity securities during the period covered by this Report that were not previously included in a Current Report on Form 8-K or on Form 10-K or Form 10-Q.

All stock issuances discussed in this section were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, because the issuances were to persons well known to the Company with an understanding of the Company’s business and did not involve any public offerings. Accordingly, the shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Amendment to Articles of Incorporation

On August 28, 2018, the Company filed an amendment to its articles of incorporation with the state of Nevada to change the name of the Company to “Grow Capital, Inc.”  On April 8, 2019, the name change became effective pursuant to the requirements of FINRA.

The Company’s common stock will continue to trade on the OTCMarkets under the ticker symbol “GRWC.” The new CUSIP number for the Company’s common stock is 399818103.

Olson Appointment

On April 29, 2019 the Company appointed James Olson, 53, as a director and the chairman of the Board.  In connection with Mr. Olson’s appointment, on April 29, 2019, the Company granted Mr. Olson 108,853 unregistered shares of Common Stock pursuant to the Company’s Board compensation package.  The shares were valued at market on the date of issue.

Additionally, the Company and Mr. Olson previously entered into a consulting agreement (the “Olson Consulting Agreement”) effective February 15, 2019.  Pursuant to the Olson Consulting Agreement, Mr. Olson will provide business consulting services to the Company for a one-year term.  The consulting services including facilitating the Company’s activity and growth in regard to technology, sales, marketing, alliances and business channels related to the expansion of the Company into the technology and financial services sectors.  As compensation for his services, Mr. Olson received 500,000 shares of unregistered Common Stock, which had an aggregate value of $44,000 based on the closing price of the Common Stock on February 15, 2019.

Zallen Resignation

Effective April 29, 2019, Wayne Zallen resigned from the Board.  Mr. Zallen’s resignation was not the result of any disagreement or dispute with the Company or the members of its Board.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Agreement, by and between the Company and Trevor Hall, dated January 28, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 1, 2019.
10.2	Consulting Agreement, effective February 15, 2019, by and between the Company and James Olson, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2019.
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

GROW CAPITAL, INC.

Date: May 14, 2019	By: /s/ Jonathan Bonnette
Name: Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)