Form 10-K
period 2019-06-30
GROW CAPITAL, INC.
filed 2019-10-15
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number:  000-53548

GROW CAPITAL, INC.

 (Exact name of registrant as specified in its charter)

Nevada	86-0970023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2485 Village View Drive, Suite 180

Henderson, NV 89074

 (Address of principal executive offices)

702-830-7919

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The market value of the voting and non-voting common stock held by non-affiliates totaled $4,774,524 based upon a valuation of $0.063per share, that being the closing price on December 31, 2018 the last business day of the Registrant's most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of October 14, 2019, the registrant had 242,901,397 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s Definitive Information Statement, which will be filed with the Commission pursuant to Regulation 14C, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this report, the Information Statement is not deemed to be filed as a part hereof.

TABLE OF CONTENTS

PART I4

ITEM 1.  BUSINESS4

ITEM 1A.  RISK FACTORS7

ITEM 1B.  UNRESOLVED STAFF COMMENTS8

ITEM 2:  PROPERTIES8

ITEM 3:  LEGAL PROCEEDINGS8

ITEM 4:  MINE SAFETY DISCLOSURES8

PART II9

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES9

ITEM 6:  SELECTED FINANCIAL DATA11

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION11

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK14

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA15

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE17

ITEM 9A:  CONTROLS AND PROCEDURES17

ITEM 9B:  OTHER INFORMATION18

PART III.18

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE18

ITEM 11:  EXECUTIVE COMPENSATION18

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS18

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE19

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES19

PART IV20

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES20

SIGNATURES22

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "Grow Capital," the "Company," "we," "us," "our" and words of similar import) refer to Grow Capital, Inc., a Nevada corporation, the registrant and, when appropriate, its subsidiary.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Grow Capital. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Grow Capital does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS

Item 1.  Description of Business

History

Grow Capital, Inc. was incorporated on October 22, 1999 as Calibrus, in the State of Nevada. From its inception, the Company was a call center that contracted out as a customer contact center for a variety of business clients throughout the United States. Over time our main business became a third-party verification service.  After making a sale on the telephone, a company would send the call to a Company operator to confirm the order.  This process protected both the customer and the company selling services from telephone sales fraud.

While continuing to operate as a call center, in 2008 we expanded our business plan to include the development of a social networking site called JabberMonkey (Jabbermonkey.com) and the development of a location based social networking application for smart phones called Fanatic Fans.

In June 2014 we acquired WCS Enterprises, LLC ("WCS Enterprises"), an Oregon limited liability company which was formed on September 9, 2013, in exchange for shares of our common stock.  The acquisition of WCS Enterprises resulted in a change of control of the Company and at, or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the business of being a real estate purchaser, developer and manager of specific use industrial properties business providing "Condo" style turn-key grow facilities to support cannabis growers in the United States cannabis industry. In 2013 WCS acquired real estate in Eagle Point in Jackson County, Oregon representing our sole condominium operating location.  The building of 15,000 square feet was zoned to meet the requirements for specific purpose industrial use and divided into four 1,500-2,000 square feet condo style grow rooms and one 7,500 square foot grow facility. WCS offered tenants the option to lease, lease to purchase or buy their condo warehouse and each condo unit was uniquely designed with all necessary resources as an optimum stand-alone grow facility. We leased the smaller condo units to individual tenants and the larger 7,500 sq ft grow facility to our former CEO and Chairman. The Company was not directly involved in the growing, distribution or sale of cannabis.

We acquired a second development site in 2016 located in the Pioneer Business Park near Eugene, OR, which we intended to develop, however the Company faced hostility from the local county government regarding the intended operations of the site, and the Company abandoned its plans for this site in late calendar 2017 and listed the property. In September 2018, the site was sold, and the Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.

Smoke on the Water, Inc. (“SOTW”), was incorporated on October 21, 2016, in the State of Nevada as a second wholly owned subsidiary. SOTW was designed to capitalize on the country's growing level of recreational marijuana acceptance.  In March 2017, SOTW acquired the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon.  The Lake Selmac resort offered recreational facilities including fishing, swimming, boating, RV parking, tent camping & cabin accommodation, as well as a small convenience store for sundry supplies.

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock (“Common Stock”), par value $0.001, and 5,000,000 shares of preferred stock (“Preferred Stock”), par value $0.001 (the “Recapitalization”) and to change the name of the Company to “Grow Capital, Inc.” as we intended to expand our business focus into the financial technology (“FinTech”) sector. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018, respectively. The Company received approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions on August 8, 2019.

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in cannabis industry and into the FinTech sector and related sectors.  In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors, all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.

Keeping in line with our change of operational focus as set out above, on June 26, 2019 the Company entered into a stock exchange agreement (the “Exchange Agreement”) with Bombshell Technologies, Inc. (“Bombshell”) and the shareholders of Bombshell (the “Bombshell Holders”).  Pursuant to the Exchange Agreement, which closed on July 23, 2019, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 110,675,328 shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 33,000,000 of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 77,675,328 Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019 upon approval of the increase to the Company’s authorized common stock to 550,000,000 shares, consisting of 500,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, effective August 29, 2019.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 36,769,215 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 12,256,405 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, the Company’s CEO (ii) Joel Bonnette, the Bombshell CEO and (iii) Terry Kennedy, a majority shareholder of the Company.

Bombshell was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a corporation on June 24, 2019.  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and is the first acquisition as part of our strategic shift into the FinTech sector and related sectors.

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note

(the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan will be used by Encompass for working capital and general corporate purposes.  The Note has a twelve-month term, an interest rate of 5.0%, and is payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass.  The Board of Directors have subsequently determined not to proceed with the acquisition as contemplated under the LOI.

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water site location for an offering price of $850,000, with expected 6% sales commission.

Further, in connection with the shift in the Company’s strategy away from rental activities focused in cannabis industry, the Company sold WCS on September 30, 2019 by way of a membership interest purchase agreement (the “Purchase Agreement”) with the Zallen Trust.  Under the terms of the Purchase Agreement, the Company sold all of the Company’s membership interests in WCS for an aggregate purchase price of $782,450. The Zallen Trust paid the purchase price by transferring to the Company 8,693,888 shares of the Company’s Common Stock, valued at $0.09 per share. The Purchase Agreement also provided that Mr. Zallen transfer to the Company an additional 400,000 shares of Common Stock to settle $36,000 in back rent owed at the time of the sale. The Company retired all of the shares received as a result of the transaction.  In connection with the sale of WCS, the Company and Mr. Zallen entered into a separation and release of claims agreement pursuant to which the Company and Mr. Zallen provided a mutual release of claims against the other party and such party’s affiliates, including all claims related to Mr. Zallen’s service as an officer, employee, and director of the Company. The release of claims by Mr. Zallen resulted in the forgiveness of salary accruals of approximately $367,000 for services provided up to June 30, 2018.  Mr. Zallen was the former CEO, Chairman and President of the Company.

Grow Capital expects to identify additional suitable acquisitions, complete those acquisitions, and grow those companies as part of our transition to a Fintech company. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Current Operations

With the recent acquisition of Bombshell, Grow Capital has shifted its operational mandate to becoming a solution-oriented company focused on software, technology and financial services business (i.e. FinTech). Our current management team consists of consultants and entrepreneurs that have combined decades of experience in this sector. Fintech is a term used to describe financial technology, an industry encompassing any kind of technology in financial services.  This includes businesses and consumers and generally includes companies that provide financial services through software or other technology and ranging from mobile payment apps to cryptocurrency.

Any company using the internet, mobile devices, software technology or cloud services to perform or connect with financial services are involved in FinTech. Key industries making use of this financial technology include insurance, blockchain and crypto currency, mobile payment processing, crowd funding, budgeting, stock trading and robo-advising apps. [ https://www.thestreet.com/technology/what-is-fintech-14885154]

Software as a service or “SaaS” is a key component of the FinTech industry and represents a method of software distribution where a third-party hosts applications and makes them available to customers over the internet. Saas is one of the three main categories of cloud computing. [https://searchcloudcomputing.techtarget.com/definition/software-as-a-Service]

The Company’s recently acquired subsidiary, Bombshell, is a software development service provider with a focus on the financial services sector and SaaS solutions. Bombshell has operations in both Nevada and Louisiana, providing software to several large financial services organizations and with a rapid growth strategy consisting of innovative industry-specific solutions for sales teams and management. At the present time, the majority of Bombshell’s revenue generating customers are controlled by affiliates and/or officers of the Company.

Bombshell's current software suite delivers customized back office compliance, sophisticated multi-pay commission processing, and a unique new client application submission system, along with digital engagement marketing services centric to financial services. In addition to our software customization, licensing and subscription service contracts which generate revenue through user subscriptions as well as ongoing customization services and maintenance, we offer ad hoc services including web hosting and website development and other complementary professional services which are invoiced on an “as-provided” basis.

Market and competition

SaaS removes the organizations need to install and run applications on their own computers or in their own data centers.  This eliminates the expense of hardware acquisition, provisioning and maintenance as well as software licensing, installation and support. Other benefits of the SaaS model include flexible payments, scalable usage, automatic updates and accessibility. [https://seachcloudcomputing.techtarget.com/definition/software-as-a-service]

The global SaaS market is estimated to grow to $117 billion by the end of 2022, with a compound annual growth rate of roughly 21 percent. [https://www.marketresearchfuture.com/reports/software-as-a-service-market-2003]

North America is dominating the SaaS industry due to various factors including, but not limited to the presence of global players, its rich entertainment industry, and its high adoption of on-demand software.  Currently the major players operating in the SaaS industry include the following: Salesforce; Linkedin; Concur Technologies, Workaday, Inc.; IBM Corporation, Oracle Corporation, Netsuite Inc., Medidata Solutions; Service Now, Inc., Microsoft Inc., Google, Inc. and Zuora. [https://www.marketresearchfuture.com/reports/software-as-a-service-market-2003]

Intellectual property

Bombshell entered into two Intellectual Property Assignment Agreements with related parties under which we acquired 100% ownership of certain created, developed and/or programmed patentable and/or copyrightable technology, software applications, code, technical information, data, and trade secrets which are integral to our suite of SaaS solutions. Presently we operate these solutions as trade secrets.

The Company has not yet filed any patents or copyright applications in respect of our acquired intellectual property.

Employees

Our subsidiary, Bombshell currently has four employees, one of whom is an officer. Grow Capital has 5 employees, all of which are officers and/or directors of the Company.  Further we have a key consultant that is also a major shareholder of the Company providing services part time. Our employees are not represented by unions and we consider our relationship with our employees to be good.

Facilities

Our office is located at a business center known as Green Valley Corporate Center South at 2485 Village View Drive, Suite 180, Henderson, NV 89074 and our telephone number is 702-830-7919, email: info@growcapital.com.  We have two corporate websites: www.growcapitalinc.com and www.bombshelltechnologies.com.

Available information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

(1)The Company entered into a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. The Company commenced occupation of the premises in February 2019. Appreciation, LLC, a related party entity, holds the master lease from which the Company derives its sublease for its headquarters.

(2)Up until its divesture in September 2019, we owned a building at 722 W. Dutton Road, Eagle Point, OR  97524 representing our first operating location for former subsidiary, WCS Enterprises.  The building is 15,000 square feet and zoned to meet the requirements for specific purpose industrial use and is divided into four 1,500 square feet condo style grow rooms and one 7,500 square feet grow facility.  Until relocation to our new corporate headquarters in Henderson, NV we occupied one 1,500 sq. ft. unit to use as an office space.

(3) In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park from a private seller in the amount of $326,629 plus closing costs. The property is on 2.65 acres located in the Pioneer Business Park.  The original plans were for building 33-1500 square foot units or approximately 50,000 square feet of warehouse condominiums on the site. In late 2017, the Company engaged a broker and listed the parcel of land for sale. In September 2018, the Company completed the sale of its land held in the Pioneer Business Park. The Company received proceeds of approximately $74,000 after payment of expenses of the sale and full retirement of the attached mortgage of approximately $250,000.

(4)In March 2017, the Company acquired a RV and campground park in Selma, Oregon.  The property is located just 20 miles of Grants Pass, Oregon and 2.5 miles east of the Redwood Highway in Selma, Oregon and is known as the Lake Selmac Resort.  The Resort facilities include fishing, swimming, boating, and in addition to RV parking, has tent camping & cabin locations established for accommodation.  On September 4, 2019 the Company listed the property for an offering price of $850,000, with expected 6% sales commission.

ITEM 3:  LEGAL PROCEEDINGS

The Company is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "GRWC".  Set forth below are the high and low closing bid prices for our common stock for each quarter of the last two fiscal years ended June 30, 2019 and 2018.  These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

July 1, 2017 through September 30, 2017	$ 0.6487	$ 0.0112

October 1, 2017 through December 31, 2017	$ 0.255	$ 0.0132

January 1, 2018 through March 31, 2018	$ 0.23	$ 0.06

April 1, 2018 through June 30, 2018	$ 0.208	$ 0.034

July 1, 2018 through September 30, 2018	$0.238	$0.10

October 1, 2018 through December 31, 2018	$0.133	$0.0475

January 1, 2019 through March 31, 2019	$0.1025	$.0582

April 1, 2019 through June 30, 2019	$0.25	$0.08

Holders

The number of record holders of the Company's common stock as of October 14, 2019 is approximately 211, not including an indeterminate number who may hold shares in "street name."

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

The 2015 Equity Incentive Plan is designed to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company's business.  Options granted under the Plan may be Incentive Stock Options or Non-Qualified Stock Options, as determined by the Administrator at the time of grant.  Stock purchase rights may also be granted under the Plan.  The maximum aggregate number of shares which may be issued upon exercise of such Options or Stock Purchase Rights is two million (2,000,000) shares of Common Stock.  The term of the option is five (5) years from the grant date of such shorter term as may be provided in the Option Agreement.  The Plan become effective upon initial Board adoption and continues until terminated but in no case longer than ten (10) years.  The Company had granted an option for the purchase of two million shares in April 2016, of which 1,500,000 have been exercised and 500,000 remain available for exercise until 2021.

Common and Preferred Stock

The Company's authorized common stock consists of 550,000,000 shares, consisting of 500,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock, par value $0.001.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On July 1, 2019 the Company issued a total of 450,918 shares of fully vested unregistered Common Stock to its directors as part of their respective compensation package.

On July 31, 2019 the Company issued 277,778 shares of unregistered Common Stock in respect to private placements for total gross proceeds of $50,000.

On October 1, 2019 the Company issued 1,074,381 fully vested unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.

On October 10, 2019 the Company issued a total of 210,000 unregistered shares of Common Stock to a company controlled by one of its officers for services rendered with a value of $16,433.  The issued shares were valued at fair market value on the date of issuance.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. The purchasers represented to us that he/they were accredited investor(s) and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that he could bear the risks of the investment.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Grow Capital.   Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward- looking statements speak only as of the date they are made. Grow Capital does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Financial Statements

The consolidated financial statements which are a part of this Report are as of June 30, 2019 and 2018. The consolidated financial statements include the accounts of Grow Capital, Inc., and its wholly-owned subsidiaries, WCS Enterprises, LLC and Smoke on the Water, Inc. as of June 30, 2019. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Following is management's discussion and analysis of those financial statements. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in Report on Form 10-K for the fiscal years ended June 30, 2019 and 2018.

Plan of Operations

The Company believes that its existing capital resources may not be adequate to satisfy its cash requirements for the next twelve months and further funding will be required to fully execute our business plans. Through the date of this report we have been able to rely on bank and non-bank financing in the form of mortgages, convertible notes with third parties, sales of common stock, equity issuances with respect to acquisitions, and advances from related parties to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2019 based on its current operating plan and condition.  The Company expects cash flows from operating activities to increase substantially in fiscal 2020 as a result of our recent acquisition of Bombshell which is generating net income as of June 30, 2019, however we do not presently have enough revenue to meet our current overhead. We will continue to rely on funding from our officers, directors and third parties to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to obtain financing to meet our obligations, or on a timely basis as needed, or on favorable terms. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Results of Operations

Revenues

During the fiscal years ended June 30, 2019 and 2018, respectively we have recorded net revenues of $Nil and $Nil respectively from ongoing operations.  While the Company continued to operate the Lake Selmac Resort held by subsidiary SOTW and the condominium rental operation held by subsidiary WCS, these operations have been offered for sale, and as a result all operations, including all earned revenue are included as part of discontinued operations in the financial statements included herein for the fiscal years ended June 30, 2019 and 2018.

Operating Expenses

Our consolidated expenses from ongoing operations for the fiscal years ended June 30, 2019 and 2018 were as follows:

Operating expenses
General and administrative	$114,478	$293,827
Sales and marketing	15,974	-
Professional fees	619,204	81,620
Stock based compensation	1,484,059	1,134,315
Depreciation, amortization and impairment	765	268
Total operating expenses	$2,234,480	$1,510,030

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

During the comparative fiscal years ended June 30, 2019 and 2018, the Company recorded an increase in stock-based compensation expense from $1,134,315 (2018) to $1,484,059 during the current fiscal year.  The increase was primarily the result of increased consulting fees and employee compensation paid in the form of our common stock. Professional fees increased substantially from $81,620 (2018) to $619,204 (2019), as the Company incurred legal fees and professional consulting fees with respect to the acquisition of Bombshell and the divestiture of certain assets, with no similar expenses during fiscal 2018. General and administrative expenses were substantially reduced during the current fiscal year ended June 30, 2019 from $293,827 (2018) to $114,478 as certain salaries for administrative and management functions incurred in fiscal 2018 were eliminated during fiscal 2019. Sales and marketing expenses totaled $15,974 in the current fiscal year ended June 30, 2019, with no comparable expense in the prior fiscal year.  During fiscal 2018 depreciation, amortization and impairment increased from $268 in fiscal 2018 to $765.

Total operating expenses during fiscal 2019 totaled $2,234,480 as compared to $1,510,030 in fiscal 2018.

We expect operating expenses to increase in future periods as we continue to expand our operations and our revenue base, and if we continue to issue shares to settle salaries, consulting fees and expenses.

Other Expenses

Other expenses recorded in fiscal 2019 and 2018 totaled $11,183 and $919,156 respectively.  The substantial decrease to other expenses in fiscal 2019 is directly related to amortization of debt discount and increased interest expense as a result of the convertible notes and their conversions in the fiscal year ended June 30, 2018 compared to only $5,771 recorded in the current fiscal year.  As of June 30, 2018, all of the convertible notes and accrued interest of those convertible notes had fully converted. Fiscal 2019 results include a loss on disposal of property of $5,412 with no comparative expense in fiscal 2018.

Discontinued operations

During fiscal 2019 certain of the Company’s subsidiary operations were allocated as held for sale. Results reported in respect to these discontinued operations provided for a loss from discontinued operations of $159,434 and $53,453 for the years ended June 30, 2019 and 2018, respectively.  The increase in the loss from discontinued operations in the year ended June 30, 2019 as compared to June 30, 2018 was primarily the result of increased cost of revenues, general and administrative expenses and a $112,000 impairment recorded based on the expected sale price less costs of sale of the Smoke on the Water property, offset by reduced interest expense in the current period compared to the prior year.

Net losses in the fiscal years ended June 30, 2019 and 2018 totaled $2,405,097 and $2,482,639, respectively.

Liquidity and Capital Resources

	At June 30, 2019	At June 30, 2018

Current Assets	$2,082,080	$385,378
Current Liabilities	1,183,477	1,833,555
Working Capital (Deficit)	$898,603	$(1,448,177)

As of June 30, 2019, the Company had total current assets of $2,082,080 including $1,431,796 in prepaid expenses of which $1,380,459 relates to salaries and consulting fees prepaid by the issue of stock, and working capital of $898,603, compared to total current assets of $385,378 and a working capital deficit of $1,448,177 as of June 30, 2013. The decrease in our working capital deficit was due to a decrease in liabilities held from sale over the comparative periods from $1,555,240 in fiscal 2018 to $472,241 in the current fiscal year ended June 30, 2019, and an increase to non-cash prepaid expenses in the current fiscal year, as identified above.

During the fiscal year ended June 30, 2019, cash used by operating activities totaled $415,864, primarily as a result of a net loss from operations of $2,405,097, offset by a loss from discontinued operations of $159,434 and certain non-cash adjustments including non-cash interest of $6,612, a loss from the sale of land and depreciation, amortization and impairment expenses of $765, as well as stock-based compensation expenses of $1,484,059.  In fiscal 2018 cash used by operating activities totaled $400,344, primarily as a result of a net loss from operations of $2,482,639, offset by a loss from discontinued operations of $236,036, and certain non-cash adjustments including non-cash interest of $930,715, depreciation, amortization and impairment expenses of $268 and stock-based compensation expenses of $1,134,315.

Net cash provided by investing activities was $18,003 in fiscal 2019 as compared to net cash used in investing activities of $40,268 in fiscal 2018. Results for fiscal 2019 include $5,412 expended on equipment, offset by amounts due to a related party of $23,415, as compared to $40,268 receivable from a related party in fiscal 2018.

Net cash provided by financing activities was $1,765,000 in fiscal 2019 as compared to $277,000 in fiscal 2018. During fiscal 2018 the Company received proceeds from private placements of $232,000 and proceeds from related party advances of $45,000, compared to proceeds from private placements totaling $1,765,000 in fiscal 2019.

Net cash flows used in discontinued operations  were $897,600 in fiscal 2019 as compared to net cash provided by discontinued activities of $147,436 in fiscal 2018.

During fiscal 2019 the Company reported a net increase in cash of $469,539 as compared to a decrease in cash of $16,176 in fiscal 2018.

Going Concern

During the fiscal year ended June 30, 2019 and 2018, the Company reported a net loss of $2,405,097 and $2,482,639, respectively, combined with a working capital deficit of approximately $481,000 (after removing prepaid stock-based compensation) with approximately $483,000 of cash on hand. The Company believes that as of June 30, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan.  While the

Company acquired an operating business is the FinTech sector subsequent to fiscal year end, which is generating net income as at June 30, 2019, we do not believe the additional cash flows are yet sufficient to meet all of our anticipated operational overhead for fiscal 2020.    These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  During fiscal 2019 the Company raised gross proceeds from private placements of our common shares of $1,765,000 which were allocated to working capital and to retire certain debt obligations. These funds were raised for use in the execution of the Company’s shift away from the cannabis industry and towards its new business plan focused on acquisitions in the FinTech sector and other related sectors.  As part of this plan, the Company has sold WCS as of September 30, 2019 and Smoke on the Water is currently being offered for sale (See Note 3).  If the Company fails to sell Smoke on the Water, generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the period ended June 30, 2019 and 2018.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grow Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grow Capital, Inc. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph on Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to this uncertainty are included Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2017.

Deer Park, Illinois United States of America

October 15, 2019

GROW CAPITAL, INC. AND SUBSIDIARIES (Formerly Grow Condos, Inc.)
Consolidated Balance Sheets

	June 30,	June 30,
ASSETS	2019	2018

CURRENT ASSETS:
Cash	$483,430	$13,891
Subscription receivable	150,000	-
Prepaid expenses	1,431,796	1,373
Assets held for sale	-	329,846
Due from related party	16,854	40,268
Total current assets	2,082,080	385,378

Property, plant and equipment, net	67,772	893
Assets held for sale	1,658,503	1,751,437
Deposits	5,367	2,323
TOTAL ASSETS	$3,813,722	$2,140,031

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$333,268	$94
Accrued liabilities	270,292	223,221
Advances from related parties	105,000	105,000
Deferred rent	2,676	-
Liability held for sale	472,241	1,555,240
Total current liabilities	1,183,477	1,883,555

Liability held for sale	597,865	685,022
TOTAL LIABILITIES	1,781,342	2,568,577
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 175,000,000 shares and 100,000,000 shares authorized, 140,744,030 and 94,205,542 issued, issuable and outstanding at June 30, 2019 and June 30, 2018 respectively.	140,743	94,205
Additional paid-in capital	49,632,970	44,813,485
Accumulated deficit	(47,741,333)	(45,336,236)
Total stockholders' equity (deficit)	2,032,380	(428,546)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,813,722	$2,140,031

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Consolidated Statements of Operations

	Fiscal Year Ended
	June 30,
	2019	2018

Net revenues	$-	$-

Operating expenses
General and administrative	114,478	293,827
Sales and marketing	15,974	-
Professional fees	619,204	81,620
Stock based compensation	1,484,059	1,134,315
Depreciation, amortization and impairment	765	268
Total operating expenses	2,234,480	1,510,030

Income (Loss) from operations	(2,234,480)	(1,510,030)

Other income (expense):
Loss on disposal of property	(5,412)	-
Interest expense	(5,771)	(919,156)
Total other income (expense), net	(11,183)	(919,156)

Income (loss) from continuing operations	(2,245,663)	(2,429,186)
Income (loss) from discontinued operations	(159,434)	(53,453)
Net income (loss)	$(2,405,097)	$(2,482,639)

Basic and diluted net loss from continuing operations	$(0.02)	$(0.03)
Basic and diluted net loss from discontinued operations	$0.00	$(0.00)
Basic and diluted net loss	$(0.02)	$(0.03)

Weighted average shares used in completing basic and diluted net loss per common share	118,247,407	75,233,420

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Consolidated Statements of Changes in Stockholders Equity (Deficit)

	Preferred Shares		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shareholders Equity (Deficit)
Balance, June 30, 2017	-	-	30,795,375	$30,795	$41,891,602	$(42,853,597)	$(931,200)
Stock settled debt upon default					110,000		110,000
Shares issued due to conversion of convertible notes and unpaid interest			44,010,791	44,011	1,037,635		1,081,646
Private placements			6,400,000	6,400	225,600		232,000
Conversion of advances from related party into stock			1,333,333	1,333	292,000		293,333
Conversion of accrued payroll into stock – related parties			4,466,667	4,467	981,867		986,334
Shares issued to Officers, Directors and employees			4,579,148	4,579	173,802		178,381
Shares issued to non-employees for services			2,620,228	2,620	100,979		103,599
Loss for the period						(2,482,639)	(2,482,639)
Balance, June 30, 2018	-	-	94,205,542	94,205	44,813,485	(45,336,236)	(428,546)

Private placements			25,854,172	25,854	1,889,146		1,915,000
Shares issued to Officers, Directors and employees			15,252,547	15,253	2,072,119		2,087,372
Shares issued to non-employees for services			4,283,104	4,283	762,763		767,046
Conversion of accounts payable into stock			1,148,665	1,148	95,457		96,605
Loss for the period						(2,405,097)	(2,405,097)
Balance, June 30, 2019	-	-	140,744,030	$140,743	$49,632,970	$(47,741,333)	$2,032,380

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,405,097)	$(2,482,639)
Loss from discontinued operations	159,434	53,453
Net loss from continuing operations:	(2,245,663)	(2,429,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	765	268
Non-cash interest	6,612	930,715
Stock based compensation	1,484,059	1,134,315
Loss on sale of land	5,412	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(50,000)	1,631
Accounts payable, trade	333,174	(12,416)
Accrued expenses	47,101	(25,671)
Deferred rent expense	2,676	-
Net cash (used in) in operating activities	(415,864)	(400,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds used in purchase of property, plant, and equipment	(5,412)	-
Due from related party	23,415	(40,268)
Net cash (used in) provided by investing activities	18,003	(40,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	-	45,000
Proceeds from private placement	1,765,000	232,000
Net cash provided by financing activities	1,765,000	277,000

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(51,828)	236,036
Investing activities	68,309	(31,635)
Financing activities	(914,081)	(56,965)
Net cash (used) provided by discontinued activities	(897,600)	147,436

Net increase (decrease) in cash	469,539	(16,176)
Cash at beginning of period	13,891	30,067
Cash at the end of the period	$483,430	$13,891

		8
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest, discontinued activities		$41,493	$98,890
Cash paid for income taxes		$-	$-

Non-cash Investing and Financing Activities:
Conversion of debt and accrued interest into common stock		$-	$1,191,470
Stock settled advances from related party		$67,643	$40,000
Beneficial conversion feature discount recorded	$		$253,333
Stock settled payroll liability		$-	$134,000
Repayment of mortgage from escrow		$252,141	$-
Stock issued for prepaid compensation		$2,303,195	$-
Stock issued for settlement of accounts payable		$25,505	$-
The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Grow Capital, Inc. (the "Company," “we,” or “us”) (f/k/a Grown Condos, Inc.) was incorporated on October 22, 1999, in the State of Nevada.

Our former wholly owned subsidiary, WCS Enterprises, Inc. (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponics grow facilities to support cannabis farmers. WCS owns, leases, sells and manages multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.  WCS currently owns a condominium property in Eagle Point, Oregon (the “Eagle Point Property”). On September 30, 2019, we sold WCS to the Wayne A. Zallen Trust u/a/d/ 10/24/2014 (the “Zallen Trust”), of which Wayne Zallen, our former CEO and Chairman, is the trustee and a beneficiary. See Note 3 for further information.

Our wholly owned subsidiary, Smoke on the Water, Inc. was incorporated on October 21, 2016, in the State of Nevada. Smoke on the Water is focused on operating properties in the RV and campground rental industry and currently owns the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon (the “Lake Selmac Property”).

Our wholly owned subsidiary Bombshell Technologies, Inc. (“Bombshell”), was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a corporation on June 24, 2019.  We acquired Bombshell on July 23, 2019 (See Note 11).  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and is the first acquisition as part of our strategic shift into the financial technology (“FinTech”) sector and related sectors.

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock (“Common Stock”), par value $0.001, and 5,000,000 shares of preferred stock (“Preferred Stock”), par value $0.001 (the “Recapitalization”) and to change the name of the Company to “Grow Capital, Inc.” The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018, respectively. The Company received approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions on August 8, 2019.

On July 23, 2019, and effective July 25, 2019, the Board of Directors of the Company and the holders of our outstanding capital stock having a majority of the voting power, respectively, adopted resolutions to amend and restate our articles of incorporation to increase our authorized capital to 550,000,000 shares, consisting of 500,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. The effective date of the aforementioned actions was August 29, 2019.

In connection with its name change, the Company has adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors.  In connection with this strategy, the Company has hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell (see Note 11), with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying suitable acquisitions and completing those acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019, and has determined to divest Smoke on the Water, which it is currently actively marketing .  In connection with these efforts, management of the Company has determined it is appropriate to include the operations of WCS and Smoke on the Water in this report as Assets and Liabilities Held for Sale (See Note 3). As the Company moves away from the cannabis industry and into financial technology and related sectors, Grow

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Going Concern

During the fiscal year ended June 30, 2019 and 2018, the Company reported a net loss of $2,405,097 and $2,482,639, respectively, combined with a working capital deficit of approximately $481,000 (after removing prepaid stock-based compensation) with approximately $483,000 of cash on hand. The Company believes that as of June 30, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan.  While the Company acquired an operating business is the FinTech sector subsequent to fiscal year end, which is generating net income as at June 30, 2019, we do not believe the additional cash flows are yet sufficient to meet all of our anticipated operational overhead for fiscal 2020.    These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  During fiscal 2019 the Company raised gross proceeds from private placements of our common shares of $1,765,000 which were allocated to working capital and to retire certain debt obligations. These funds were raised for use in the execution of the Company’s shift away from the cannabis industry and towards its new business plan focused on acquisitions in the FinTech sector and other related sectors.  As part of this plan, the Company has sold WCS as of September 30, 2019 and Smoke on the Water is currently being offered for sale (See Note 3).  If the Company fails to sell Smoke on the Water, generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Consolidation

These consolidated financial statements include the accounts of Grow Capital, Inc. and its wholly-owned subsidiaries, WCS and Smoke on the Water, as of June 30, 2019. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We believe that it is at least reasonably possible that the estimates of amounts realizable upon our properties currently for sale at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2019, the Company had $212,985 in excess of the FDIC insured limit, respectively.

Lease Receivables and deferred rent

Lease receivables are recognized when rents are due, and for the straight-line adjustment to rents over the term of the lease less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer's willingness or ability to pay, the Company's compliance with lease terms, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due.  We do not charge interest on past due balances. The Company writes off lease receivables when it determines that they have become uncollectible after all reasonable collection efforts have been made.  If we record bad debt expense, the amount is reflected as a component of operating expenses in the statements of operations.  As of June 30, 2019, and June 30, 2018, an allowance for doubtful accounts was recorded in the amount of $2,861.  As of June 30, 2019, and June 30, 2018, the Company had recorded deferred rent for the straight-line value of rental income of $6,150 as part of assets held for sale.

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

Revenue Recognition

Condominium rentals

We recognize rental income from the lease of our condo spaces ratably over the term of the rental contracts dependent upon the total cash payable to the Company by the tenant under the lease contract, which takes into account any free rental periods or rent escalation clauses granted in the contracts.  In the event that tenants continue to rent past the termination date of rental contracts, rents are negotiated and recorded on a month-to-month basis.

Campground space rentals and concession sales

Because we rent to individuals who plan on engaging in activities that include the consumption of cannabis products while they stay at our campground facilities, we do not document our transactions for the sale of concession items or space or equipment rentals at the facility.  We therefore record our revenue on a cash basis.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Options

From time to time we enter into contracts with our tenants that allow the tenants the right to purchase the condominium spaces that they rent from us.  Those contracts contain provisions that allow the tenant to deposit monthly or quarterly their down payment for the proposed sale, which we retain as a long-term deposit.  In the event that the customer exercises the contract right, the Company and tenant determine a fair value and use the amount deposited as the tenants down payment against the sales price.  In the event that the tenant rental contract is cancelled, ends without exercise of the option or the tenant fails to make timely deposits under the purchase option, any amounts already held under the purchase option are forfeited by the tenant in their entirety.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and promotion expense was $15,974 and $0 for the fiscal years ended June 30, 2019 and 2018, respectively.

Fair Value of Financial Instruments

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

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes the cost of issuance grants that cover a period of employment or consulting agreement under contract or performance obligation related to future performance and amortizes the compensation related to these contracts ratably over the period of employment or at percentage of completion or other appropriate method for future performance grants. There are no issuance grants outstanding with a performance term longer than one year at June 30, 2019.  Prepaid expenses for the fiscal years ended June 30, 2019 and 2018 include unamortized costs of issuance grants under employment and consulting contracts totalling $1,380,459 and $0, respectively.

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

Stock settled debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s shares of Common Stock as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of June 30, 2019, and June 30, 2018, the Company had recorded within convertible notes, net of discount, the amount of $0 for the value of the stock settled debt for certain convertible notes (See Note 6).

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets (See Note 3).

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the fiscal year ended June 30, 2019 and 2018, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

The following table sets forth the number of dilutive shares outstanding as of June 30, 2019:

Options	500,000
Total dilutive shares	500,000

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customer (Topic 606). This authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company adopted this updated accounting guidance effective on July 1, 2018 using the modified retrospective method. This adoption has not had a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “(Topic 842) Leases,” (“ASU 2016-02”) which requires lease assets and liabilities to be recorded on the balance sheet for leases with terms greater than twelve months. We adopted this ASU and related amendments effective July 1, 2019 and will elect certain practical expedients permitted under the transition guidance. Additionally, we will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Assets Held for Sale

(1)Assets in Oregon within the Pioneer Business Park

In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park (the “Pioneer Property”) from a private seller for the amount of $326,629 plus closing costs.  As part of the purchase, the Seller financed through a note payable $267,129 of the purchase price (See Note 3).  The intent of the Company was to build an industrial condominium building on the parcel, akin to the Eagle Point Property.  The Company was unable to secure additional funding via debt or equity and due to the hostility of the local county government towards the intended operations of the tenants, and consequently, the Company abandoned those plans in late calendar 2017.

In December 2017, the Company made the decision to put the Pioneer Property up for sale, retained a sales agent and listed the Pioneer Property for sale at a purchase price of $399,000.  At that time the Company impaired all costs

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred towards development of the land which amounted to $31,843 The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet as of June 30, 2018, respectively. In September 2018, the Company completed the sale of the Pioneer Property for a gross sales price of $349,000 (See Note 3).  After payment of all closing costs, the Company recorded a loss on sale of approximately $5,400.

(2)WCS Enterprises, Inc.

In the quarter ended March 31, 2019, the Company began to actively market WCS for sale and has begun negotiations with certain parties for the sale of WCS, subject to diligence, negotiation of a purchase agreement and fulfillment of typical closing conditions.  In connection with these efforts, management has determined that it is appropriate to classify WCS as Assets Held for Sale.

On September 30, 2019, the Company entered into a membership interest purchase agreement with the Zallen Trust pursuant to which the Company sold all of the Company’s membership interests in WCS for an aggregate purchase price of $782,450. The Zallen Trust paid the purchase price by transferring to the Company 8,693,888 shares of the Company’s Common Stock, valued at $0.09 per share. The Purchase Agreement also provided that Mr. Zallen transfer to the Company an additional 400,000 shares of Common Stock to settle $36,000 in back rent owed at the time of the sale. The Company retired all of the shares received as a result of the transaction.  In connection with the sale of WCS, the Company and Mr. Zallen entered into a separation and release of claims agreement pursuant to which the Company and Mr. Zallen provided a mutual release of claims against the other party and such party’s affiliates, including all claims related to Mr. Zallen’s service as an officer, employee, and director of the Company. The release of claims by Mr. Zallen resulted in the forgiveness of salary accruals of approximately $367,000 for services provided up to June 30, 2018.

(3)Smoke on the Water

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water site location for an offering price of $850,000, with expected 6% sales commission. In connection with these efforts, management has determined that it is appropriate to classify the Smoke on the Water site location as Assets Held for Sale, and all related operations are classified as discontinued. At June 30, 2019 the Company recorded a impairment change of $112,000 based on the expected sales price less costs of sale compared to the carrying value at June 30, 2019.

The Results of the Discounted Operations which included the results of Smoke on the water and WCS are as follows:

	Fiscal Year Ended
	June 30,
	2019	2018
Net revenues	$341,016	$330,850
Operating expenses
Cost of revenue	100,096	80,034
General and administrative	204,263	181,553
Depreciation, amortization and impairment	141,469	61,267
Total operating expenses	445,828	322,854
Income (Loss) from operations	(104,812)	7,996
Gain on cancellation of purchase option	-	25,900
Interest expense	(54,622)	(87,349)
Income (loss) from discontinued operations	$(159,434)	$(53,453)

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Groups of assets and liabilities held for sale as of June 30, 2019 and 2018:

	June 30,	June 30,
	2019	2018

ASSETS:
Lease receivable	$32,307	$2,440
Prepaid expenses	13,449	4,309
Property, plant and equipment, net	1,606,097	2,067,884
Other assets	6,650	6,650
TOTAL ASSETS	$1,658,503	$2,081,283

LIABILITIES:
Accounts payable and accrued liabilities	$385,647	$393,735
Mortgage	605,359	1,767,427
Other liabilities	79,100	79,100
TOTAL LIABILITIES	1,070,106	2,240,262
NET ASSETS	$588,397	$(158,979)

(4)Mortgages Payable

(i)Mortgage related to assets held for sale on Pioneer Property and Eagle Mountain Property

	June 30, 2019	June 30, 2018
Liability held for sale – Mortgages on Eagle Mountain Property	$-	$902,711
Liability held for sale – Mortgage on Pioneer Property	-	250,868
	$-	$1,153,579

In 2013, upon the acquisition of the Eagle Point Property, WCS assumed the sellers’ mortgage from People’s Bank of Commerce, NA (“People’s Bank”).  The original principal amount of the mortgage was $930,220, had an interest rate equal to People’s Bank’s prime rate plus 1.75%, required 58 monthly payments of $5,946 and required a balloon payment of $802,294 on June 28, 2018, the maturity date. The mortgage was secured by liens against certain properties owned by the seller.  In August 2018, the Company paid the mortgage in full. As of June 30, 2019, and June 30, 2018, the balance on the mortgage was $0 and $797,476, respectively.

In 2013, after the acquisition of the Eagle Point Property, WCS entered into a second mortgage with People’s Bank for the amount of $120,000.  The mortgage had an interest rate equal to People’s Bank’s prime rate plus 3%, required 56 monthly payments of $883, and required a balloon payment of $104,329 on October 15, 2018, the maturity date. The mortgage was collateralized by a deed of trust and assignment of rents with the seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of June 30, 2019, and June 30, 2018, balance on the mortgage was $0 and $105,235, respectively.

(i)Mortgage related to assets held for sale on Pioneer Property and Eagle Mountain Property (continued)

In April 2016, as more fully described in Note 3, the Company acquired the Pioneer Property and entered into a mortgage with the seller for the amount of $267,129.  The mortgage originally had an interest rate of 6% per annum and a maturity date of the earlier of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built.  In October 2017, the Company entered into an amended mortgage by making a

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and required interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due in the form of a final balloon payment in July 2018. As noted above in Note 3, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of June 30, 2019, and June 30, 2018, the balance on the mortgage was $0 and $250,868, respectively.

(ii)Mortgage related to assets held for sale on Smoke on the Water

	June 30, 2019	June 30, 2018
Liability held for sale on Smoke on the Water	$605,359	$613,848

In March 2017, as more fully described in Note 3, the Company acquired the Lake Selmac Property.  Upon closing, the Company entered into mortgage payable with the seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage had an interest rate of 5% per annum covering the monthly payments of $3,355 for the initial 12 months, which increased to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  In fiscal year periods ended June 30, 2019, the Company paid $8,489 to the principal of mortgage and $41,493 to the interests of the mortgage. As of June 30, 2019, and June 30, 2018, the balance on the mortgage was $605,359 and $613,848, respectively.  The note is unsecured.

As of June 30, 2019, the approximate future aggregate principal payments in respect of our current obligations were as follows:

2020	$8,012
2021	9,419
2022	587,928
$605,359

Note 4 – Property and Equipment, Net

Property and improvements consisted of the following as of June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
Cost
Leaseholder improvement	$67,644	$-
Furniture and Fixtures	1,875	1,875
	69,519	1,875
Less: accumulated depreciation and impairment	(1,747)	(982)
	$67,772	$893

Depreciation expense (excluding impairment) amounted to $765 and $268, for the fiscal year ended June 30, 2019 and 2018, respectively.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Accrued Liabilities

Accrued Liabilities at June 30, 2019 and June 30, 2018 consist of the following:

	Fiscal year Ended June 30,
	2019	2018
Accrued salaries and wages	$113,823	$189,220
Accrued expenses	156,469	34,001
	$270,292	$223,221

 Note 6 – Convertible Notes Payable

At June 30, 2019 and June 30, 2018, convertible notes payable consisted of the following:

	June 30, 2019	June 30, 2018
Principal amount	$-	$-
Liability on stock settled debt	-	-
Less: unamortized debt discount	-	-
Convertible notes payable, net	$-	$-

Auctus Fund, LLC Agreement:

On January 23, 2017 the Company entered into a convertible promissory note with Auctus Fund, LLC, and received net proceeds of $150,000 in the gross amount of $175,000. The Company paid original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The Note had a maturity date of October 23, 2017 and interest at 10% per annum with fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. In connection with the issuance of the Note the Company also issued a one-year warrant to purchase 150,000 of Common Stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant had a term of 21 months, which expired in October 2018.  The Company has granted the holder piggy back rights for the Common Stock underlying the convertible debenture and warrants.  Total beneficial conversion feature discount recognized was $325,000 which is being amortized over the terms of the convertible notes payable.  During the year ended June 30, 2018, the Company recognized interest expense of $136,905 related to the amortization of the beneficial conversion feature discount and $10,531 related to the amortization of original issuance cost. As of June 30, 2018, the unamortized balance of beneficial conversion feature was $nil and the unamortized balance of original issuance cost was $nil.  During the year ended June 30, 2018, Auctus gave notice of conversion and the Company issued 13,403,839 shares of its Common Stock in full satisfaction of the entire principal and accrued interest balance under the note of $175,000.

Tangiers Financing Agreement:

On January 20, 2017 the Company entered into a convertible promissory note in the amount of $165,000.  The Note was due July 20, 2017 and had an interest rate of 10% and was convertible into shares of the Company's Common Stock at $0.85 per share, unless the event of a default, at which time the conversion rate changes to a fixed 50% discount to the lowest prior 10-day trading price.  The note was issued with a $15,000 original issue discount.  In connection with the issuance of the note the Company also issued a one-year warrant to purchase 150,000 of Common Stock of the Company at $0.85 subject to adjustment for standard anti-dilution events.  The warrant had a term of one year.  The Company has granted the holder piggy back rights for the Common Stock underlying the convertible

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debenture and warrants. Total beneficial conversion feature discount recognized was $140,000 which being amortized over the term of the convertible note payable. On July 20, 2017, the Company recognized additional beneficiary conversion feature in the amount of $110,000 upon default for non-payment. During the year ended June 30, 2018, the Company recognized interest expense of $115,470 related to the amortization of the beneficial conversion feature discount and $2,762 related to the amortization of original issuance cost and legal fees. As of June 30, 2018 the unamortized balance of beneficial conversion feature was $nil and the unamortized balance of original issuance cost was $nil. During the year ended June 30, 2018, Tangiers gave notice to the Company and converted the entire principal and accrued interest under the note of $165,000 into 15,023,320 shares of Common Stock of the Company.

EMA Financing Agreement:

On January 9, 2017 the Company entered into a convertible promissory note with EMA Financial LLC and received net proceeds of $150,000 on the gross amount of $175,000. The Company paid the original issuance cost of $25,000 in connection with this note which will be amortized over the term of the note.  The note had a maturity date of January 9, 2018 and an interest rate of 10% per annum with a fixed conversion price of 50% of the lowest closing price for the 10 trading days prior to the conversion date.  The Company recorded $175,000 as liability on stock settled debt associated with this convertible note. Total beneficial conversion feature discount recognized was $325,000 which was amortized over the terms of the convertible note payable. As of June 30, 2018, and 2019, the unamortized balance of beneficial conversion feature was $nil and the unamortized balance of original issuance cost was $nil. During the year ended June 30, 2018, EMA gave notice to the Company and converted the entire principal and accrued interest under the note of $175,000 into 15,583,632 shares of Common Stock of the Company.

Note 7 – Capital Stock

On June 22, 2018, the Board of Directors of the Company approved the Recapitalization, which increased the Company’s authorized Common Stock from 100,000,000 to 175,000,000 shares, effective July 10, 2018.  As of June 30, 2019, the Company's authorized stock consisted of 175,000,000 shares and 5,000,000 shares of Preferred Stock.  As of August 29, 2019, the Company has 500,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock authorized, respectively;

Common Stock

During the fiscal year ended June 30, 2019, the Company issued a total of 25,854,172 unregistered shares of Common Stock in respect to private placements between $0.06 and $0.10 per share and received cash proceeds of $1,915,000. As of June 30, 2019, $150,000 representing 937,500 shares was unpaid and issuable. The subscription was received in July 2019 and shares were issued.

During the fiscal year ended June 30, 2019, the Company issued a total of 2,921,183 unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.  The Company valued the issuances made as employment compensation at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and the issuances to directors at a discount of 35% to market on the first day of each calendar quarter, and consequently recorded stock-based compensation of $313,723.

During the fiscal year ended June 30, 2019, the Company issued 1,000,000 to the Company’s secretary for services rendered, valued at $115,000, or $0.115 per share, the closing price of the Company’s Common Stock on the date of issuance as posted on OTCMarkets.

During the year ended June 30, 2019, the Company issued an aggregate of 8,331,364 shares of Common Stock to its officers and directors, as compensation for their services pursuant to the terms of their employment agreements. The Company valued the issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of each grant.  Because the share compensation is all of the compensation earned by the officers and directors for their services, the Company treated the issuances as akin to a cash payment and recorded $1,268,649 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the term of

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the employment covered in the employment agreements.  For the fiscal year ended June 30, 2019, the Company expensed $195,337 as stock-based compensation.

During the year ended June 30, 2019, the Company issued 3,000,000 unregistered shares of Common Stock to Jonathan Bonnette, pursuant to the terms of his employment agreement as compensation for his initial year as President and CEO. Of the Common Stock issued, 1,500,000 vested at grant and the remaining 1,500,000 shares of Common Stock vested 180 days after the signing of the employment agreement in July 2018. The Company valued the issuance at $0.12 per share, the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.  Because the share compensation was all of the compensation earned by Mr. Bonnette for his services as CEO and President during the term of his employment agreement, the Company treated the issuance as akin to a cash payment and recorded $390,000 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the initial 12-month period of employment covered in the employment agreement.  For the fiscal year ended June 30, 2019, the Company expensed $390,000 as stock-based compensation.

During the fiscal year ended June 30, 2019, the Company issued an aggregate of 4,283,104 fully vested unregistered shares of Common Stock to consultants for services pursuant to the terms of their consulting agreements. The Company valued the issuance at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of each grant.  Because the share compensation was all of the compensation earned by consultants for their services under the terms of their consulting agreements, the Company treated each of the issuances as a cash payment and recorded $767,046 into prepaid expense upon issuance.  The Company will ratably amortize the prepaid compensation over the applicable 12-month period of each consulting agreement.  For the fiscal year ended June 30, 2019, the Company expensed $459,859 as stock-based compensation.

During the fiscal year ended June 30, 2019, the Company issued 1,148,665 fully vested unregistered shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $79,894 liability settlement and interest expense of $6,612 and stock-based compensation of $10,099 on the statement of operations.

Preferred Stock

In 2015, the Company designated all 5,000,000 shares of its Preferred Stock as Series A Convertible Preferred Stock (the "Series A Preferred"), par value $0.001.  The Series A Preferred shareholders voted together with the Common Stock as a single class and were entitled to receive all notices relating to voting that are required to be given to the holders of the Common Stock.  The holders of shares of Series A Preferred were entitled to five votes per share and each share was convertible by the holder into five shares of Common Stock.  All of the Series A Preferred shares were issued and converted into Common Stock in November 2015.

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 2 million shares of Common Stock, options exercisable into Common Stock of the Company or stock purchase rights exercisable into shares of Common Stock of the Company.  The Incentive Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. Options granted under the Incentive Plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years. In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of Common Stock of the Company by the grantee.  All vesting conditions are set by the Board or a designated administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.  The Company has granted options to purchase 2 million shares under the Incentive Plan during April 2016, 1.5 million of which have been exercised and 0.5 million of which have vested and remain outstanding.  There are no remaining shares available under the Incentive Plan

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (the “Stock Plan”).   As a condition of adoption of the Stock Plan, the Company filed a registration statement on Form S-8 in December 2015 to register the shares issued under the Stock Plan.  The Stock Plan allows for the issuance of up to a maximum of 2 million shares of Common Stock of the Company. The Stock Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. The Stock Plan shall continue in effect until it is terminated by the Board or all shares are issued pursuant to the Stock Plan. The Company has not granted any shares under the Stock Plan.

Warrants

A summary of the change in stock purchase warrants outstanding for the period ended June 30, 2019 and 2018 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Warrants	Exercise Price	(in years)	Value

Outstanding at June 30, 2017	300,000	$0.85	0.58	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(150,000)	0.85
Outstanding at June 30, 2018	150,000	$0.85	0.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(150,000)	0.85	-	-
Exercisable at June 30, 2018	-	$-	-	$-

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

A summary of the change in stock purchase options outstanding for the period ended June 30, 2019 and 2018 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2017	500,000	$0.40	$0.52	3.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2018	500,000	$0.40	$0.52	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	500,000	$0.40	$0.52	1.83

There were no unvested options outstanding during the years ended June 30, 2019 and 2018. Options outstanding had intrinsic value as of June 30, 2019 and 2018 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached. Of the original option, 500,000 remain outstanding.

Note 8 – Related Party Transactions

Until its sale of WCS on September 30, 2019, the Company was leasing units in the building located at the Eagle Point Property.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms, 1,500 square feet of office space which is currently being offered for lease, and one 7,500 square foot grow facility. The four grow rooms are currently being offered for lease, and the grow facility is under lease to a company controlled by our former CEO and Chairman.  The lease for the grow facility was entered into by the prior owner before the purchase of the Eagle Point Property by WCS in 2013.  The lease term for the grow facility began once the tenant improvements were completed and the premises were occupied in fiscal 2017 and continues for a period of 36 months. The lease on the grow facility commenced in fiscal 2017. Revenue recorded in the year ended June 30, 2019 and 2018 included in discontinued operations to related parties accounted to $43,200 and $32,400 respectively.

On July 1, 2018, Wayne Zallen resigned as the President and CEO of the Company and David Tobias resigned his position as a member of the Board.  On the same day, Jonathan Bonnette was elected to the Board to fill the vacancy created by the resignation of David Tobias and was also appointed President and CEO of the Company.  Mr. Zallen remained the Chairman of the Board and served as the CFO until the appointment of James Olson as Chairman of the Board and the appointment of Trevor Hall as CFO, respectively.  Mr. Zallen’s employment contract was terminated upon his resignation as CEO, and the Company agreed to pay Mr. Zallen $2,500 per month for his continued services.

In July 2018, the Company entered into an employment agreement with Mr. Bonnette.  The employment agreement had an initial term of one year and includes compensation for the first year of $240,000 payable in unregistered shares of Common Stock at a valuation of $0.08 per share or 3,000,000 shares of Common Stock, which were issued in July 2018.  The shares were valued at $390,000 upon grant, recorded to prepaid compensation and amortized ratably over the term of the agreement.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. Material lease hold improvements are being amortized over the term of the lease. The Company commenced occupation of the premises in February 2019. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a beneficial owner of more than 10% of the Company’s Common Stock (See Note 11). Total rent expenses recorded in the year ended June 30, 2019 under the leases was $17,538.

In July 2018, the Company entered into a consulting agreement with Mr. Kennedy with a one year term.  Mr. Kennedy received a fixed fee of $100,000 for his services which was payable in unregistered shares of Common Stock valued at $0.10 per share for the first $50,000 on July 1, 2018 and at $0.034 for the second $50,000 payable on January 1, 2019 for a total of 1,970,805 unregistered shares of Common Stock, all of which have been issued. The shares payable on January 1, 2019 were valued at $394,161 and are being expensed in the fiscal year ended June 30, 2019.

On January 28, 2019, the Company entered into a consulting agreement with Trevor Hall and appointed Mr. Hall to serve as a part-time CFO of the Company through December 31, 2019. Mr. Hall succeeded Wayne Zallen as CFO, who resigned from the position in connection with Mr. Hall’s appointment.  Pursuant to the consulting agreement, Mr. Hall received $63,000 in compensation, payable as 1,000,000 shares of Common Stock of unregistered Common Stock of the Company and will devote enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term. The shares were issued on January 29, 2019.

On April 29, 2019, Mr. Wayne Zallen resigned as a member of the Board of Directors and Chairman.  Concurrently the board appointed James Olson to fill the Board vacancy and as Chairman of the Board. Mr. Olson will also be entitled to compensation for his service on the Board of Directors in the amount of $10,000 per quarter paid in the form of fully vested unregistered shares of the Company’s Common Stock at a discount of 35% to market on the first day of each calendar quarter.  On April 29, 2019 Mr. Olson was issued a total of 108,853 shares in connection with his appointment at the discount to market described above.

On May 15, 2019, the Company entered into Fee Agreements (collectively, the “Fee Agreements”) with each of (i) Jonathan Bonnette, (ii) Carl Sanko, a director and the Secretary of the Company, and (iii) Terry Kennedy.  Under the Fee Agreements, on May 15, 2019, each of Mr. Bonnette, Mr. Sanko, and Mr. Kennedy were issued unregistered shares of Common Stock for services provided to the Company. Pursuant to the Fee Agreements (i) Mr. Bonnette received a fixed fee of $320,000 for his service as Chief Executive Officer of the Company and for outside business management and consulting services, which was paid through the issuance of 4,124,597 unregistered shares of Common Stock; (ii) Mr. Sanko received a fixed fee of $210,000 for his services as Secretary of the Company and for outside business management and consulting services, which was paid through the issuance of 2,706,767 unregistered shares of Common Stock, and (iii) Mr. Kennedy received a fixed fee of $160,000 for outside business consulting services, which was paid through the issuance of 2,062,299 unregistered shares of Common Stock. Under the Fee Agreements, the shares of Common Stock were issued at a value of $0.07758 per share.  The value of the Common Stock was set by the Company’s board of directors and was equal to the average of the three lowest closing prices of the Common Stock in the 30 trading days before May 15, 2019 after applying a 30% discount.  The Fee Agreements each have a term of one year. The shares of Common Stock issued under the Fee Agreements were valued at $1,511,034 upon grant based upon the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant, recorded to prepaid compensation and amortized ratably over the term of the agreement.

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services.  As of June 30, 2018, WCS, was notified that its bank, which also holds both of its mortgages, would no longer continue to accept WCS as a customer shortly after its fiscal year

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

end.  Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from the related entity.  As of June 30, 2019, and June 30, 2018, the amount held in cash by the related entity and reported as a current asset as due from related party was $16,854 and $40,268.

See Note 10 for a description of the related parties involved in the Bombshell acquisition.

Note 9 - Commitments

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

Total rent expenses for the fiscal year ended June 30, 2019 and 2018 are $17,538 and $0, respectively.

As of June 30, 2019, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

2020	$36,567
2021	38,896
2022	40,020
2023	41,264
2024	42,548
Remining periods	207,243
$406,538

Note 10 – Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the fiscal year ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Expected benefit at federal statutory rate	$649,000	670,000
Non-deductible expenses	(360,000)	(554,000)
Change in valuation allowance (including the effect from change in tax rates)	(289,000)	(116,000)
	$-	$-

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Net operating loss carryforwards	$2,589,000	$2,993,000
Deferred payroll	81,200	150,000
Impairments	82,900	109,000
Other	-	29,000
Total deferred tax assets	2,753,100	3,281,000

Deferred tax liabilities
Deferred revenue	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	2,753,100	3,281,000
Less valuation allowance	(2,753,100)	(3,281,000))
Net deferred tax assets (liabilities)	$-	$-

During the fiscal year ended June 30, 2019 and 2018 the, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

As of June 30, 2019, the Company estimates it has approximately $11.3 million in US Federal net operating loss carryforwards, which will begin to expire in 2030 and an additional approximately $3.1 million in the state of Oregon net operating loss carryforwards.

Note 11- Subsequent Events

On July 1, 2019 the Company issued a total of 450,918 shares of unregistered Common Stock to its directors as part of their respective compensation package.

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note (the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan will be used by Encompass for working capital and general corporate purposes.  The Note has a twelve-month term, an interest rate of 5.0%, and is payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the LOI, the Company and Encompass have agreed to enter into a stock exchange agreement (the “Encompass Exchange Agreement”) pursuant to which the Company will issue up to $1,800,000 in unregistered shares (the “Encompass Closing Shares”) of Common Stock, to the stockholders of Encompass (the “Encompass Holders”) in exchange for all of the capital stock of Encompass (the “Encompass Exchange”). After the closing of the Encompass Exchange, the Encompass Holders will also be eligible to receive earn-out consideration of up to an additional $3,000,000 in unregistered shares of Common Stock (the “Encompass Earn-out Shares”) earnable in tranches of $1,000,000 unregistered shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Encompass is able to meet certain revenue thresholds in each year.

The Encompass Exchange is subject to certain signing and closing conditions, including, among other conditions, (i) completion of diligence by the Company, (ii) the receipt of any necessary regulatory approvals and third party consents, (iii) the negotiation and execution of the Encompass Exchange Agreement, (iv) the approval by the Company’s stockholders of an amendment to the Company’s articles of incorporation authorizing additional shares of Common Stock, (v) there being no material adverse change in Encompass’ business, results of operations, prospects, condition (financial or otherwise) or assets, and (vi) certain other customary conditions.

On July 23, 2019, (the “Closing Date”), the Company acquired Bombshell, a Nevada corporation, pursuant to a stock exchange agreement (the “Exchange Agreement”), dated June 26, 2019, by and between Bombshell, the shareholders of Bombshell (the “Bombshell Holders”). At the Closing, Bombshell became a wholly-owned subsidiary of the Company.  Joel Bonnette, the current President and Chief Executive Officer of Bombshell, now serves as the Chief Executive Officer of Bombshell.

Immediately prior to the Closing, the Company, Bombshell and the Bombshell Holders entered into an amendment to the Exchange Agreement (the “Amendment”).  Pursuant to the Amendment, at the Closing, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 110,675,328 shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 33,000,000 of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 77,675,328 Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019, to the Bombshell Holders upon the Company filing an effective amended and restated articles of incorporation (the “Charter Amendment”) that increased the number of authorized shares of Common Stock.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 36,769,215 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 12,256,405 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, (ii) Joel Bonnette, and (iii) Terry Kennedy.

On July 31, 2019 the Company issued 277,778 shares of Common Stock in respect to private placements for total gross proceeds of $50,000.

On September 30, 2019, the Company sold WCS to the Zallen Trust (See Note 3).

On October 1, 2019 the Company issued 1,074,381 fully vested unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.

On October 10, 2019 the Company issued a total of 210,000 unregistered shares of Common Stock to a company controlled by one of its officers for services rendered with a value of $16,433.  The issued shares were valued at fair market value on the date of issuance.

The Company has evaluated subsequent events through October 14, 2019, the date these financial statements were available for issuance.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer ("Principal Executive Officer") and our Chief Financial Officer ("Principal Financial Officer"), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Principal Executive and Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2019.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2019, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B:  OTHER INFORMATION

None

PART III.

Certain information required by Part III is omitted from this report and is incorporated by reference to our Information Statement to be filed with the SEC pursuant to Regulation 14C (the “Information Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is hereby incorporated by reference to the sections of our Information Statement under the headings “Board of Directors,” “Information Regarding Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Ethics” and “Corporate Governance—Audit Committee.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the sections of our Information Statement entitled “Compensation of Directors,” and “Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)Equity Compensation Plans

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 2 million shares of Common Stock, options exercisable into Common Stock of the Company or stock purchase rights exercisable into shares of Common Stock of the Company.  The Incentive Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. Options granted under the Incentive Plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years. In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of Common Stock of the Company by the grantee.  All vesting conditions are set by the Board or a designated administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.  The Company has granted options to purchase 2 million shares under the Incentive Plan during April 2016, 1.5 million of which have been exercised and 0.5 million of which have vested and remain outstanding.  There are no remaining shares available under the Incentive Plan.

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

Options

A summary of the change in stock purchase options outstanding for the period ended June 30, 2019 and 2018 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2017	500,000	$0.40	$0.52	3.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2018	500,000	$0.40	$0.52	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	500,000	$0.40	$0.52	1.83

There were no unvested options outstanding during the years ended June 30, 2019 and 2018. Options outstanding had intrinsic value as of June 30, 2019 and 2018 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached. Of the original option, 500,000 remain outstanding.

(b) Security Ownership

The information required by this Item is hereby incorporated by reference to the section of our Information Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the section of our Information Statement entitled “Director Independence and Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the sections of our Information Statement entitled “Principal Accountant Fees and Services” and “Board of Directors Pre-Approval Policies.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.  See the audited financial statements for the Fiscal Year ended June 30, 2019 and 2018 contained in Item 8 above which are incorporated herein by this reference.

(b)Exhibits.  The following exhibits are filed as part of this Report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed September 3, 2019)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on February 20, 2019)
10.1#	Employment Agreement, by and between the Company and Jonathan Bonnette, dated July 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 20, 2019)
10.2#	Agreement, by and between the Company and Trevor Hall, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 1, 2019)
10.3#	Consulting Agreement, by and between the Company and Carl Sanko, dated August 6, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on February 20, 2019)
10.4#	Consulting Agreement, by and between the Company and Wayne Zallen, dated August 6, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on February 20, 2019)
10.5#	Consulting Agreement, effective February 15, 2019, by and between the Company and James Olson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 3, 2019)
10.6	Consulting Agreement, effective July 1, 2018, by and between the Company and Terry Kennedy (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 16, 2019)
10.7#	Fee Agreement, dated May 15, 2019, by and between the Company and Jonathan Bonnette (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 20, 2019)
10.8#	Fee Agreement, dated May 15, 2019, by and between the Company and Carl Sanko (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 20, 2019)
10.9	Fee Agreement, dated May 15, 2019, by and between the Company and Terry Kennedy (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 20, 2019)
10.10	Fee Agreement, dated June 8, 2019, by and between the Company and AF1 Public Relations LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 8, 2019)

10.11

Exchange Agreement, dated June 26, 2019, by and between the Company, Bombshell Technologies, Inc., and the shareholders of Bombshell Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 27, 2019)

10.12

First Amendment to the Exchange Agreement, dated July 23, 2019, by and between the Company, Bombshell Technologies, Inc., and the shareholders of Bombshell Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 24, 2019)

10.13

Registration Rights Agreement, dated July 23, 2019, by and between the Company and the shareholders of Bombshell Technologies, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 24, 2019)

10.14	Loan Agreement, by and between the Company and Encompass More Group, Inc., dated July 22, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 24, 2019)
10.15	Promissory Note issued by Encompass More Group, Inc. to the Company, dated July 22, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 24, 2019)
10.16	Sublease, by and between the Company and Appreciation, LLC effective February 19, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed February 20, 2019)
10.17

Membership Interest Purchase Agreement, dated September 30, 2019, by and between Grow Capital, Inc., WCS Enterprises, LLC, and the Wayne A. Zallen Trust u/a/d 10/24/2014 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 2, 2019)

10.18

Separation and Release of Claims Agreement, dated September 30, 2019, by and between the Company and Wayne Zallen (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 2, 2019)

14	Code of Conduct (incorporated by reference to Exhibit 14.01 to the Company’s Form 10-12G filed January 7, 2009)
21*	List of Subsidiaries
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

32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101 INS*	XBRL Instance Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101 LAB*	XBRL Taxonomy Extension Label Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 SCH*	XBRL Taxonomy Extension Schema Document

*Filed herewith.

# Management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grow Capital Inc.

Date: October 15, 2019	By:	/s/ Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)

Date: October 15, 2019	By:	/s/ Trevor K. Hall
Trevor K. Hall Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan Bonnette	Chief Executive Officer, President and a Director (Principal Executive Officer)	October 15, 2019
Jonathan Bonnette

/s/ Carl S. Sanko	Director and Secretary/Treasurer	October 15, 2019
Carl S. Sanko

/s/ James Olson	Director and Chairman of the Board	October 15, 2019
Wayne A. Zallen

/s/ Trevor K. Hall	Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2019
Trevor K. Hall