Form 10-K/A
period 2019-06-30
GROW CAPITAL, INC.
filed 2019-10-28
CIK 1448558

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

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	[X]
		Emerging growth company	□

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

The market value of the voting and non-voting common stock held by non-affiliates totaled $4,774,524 based upon a valuation of $0.063 per share, that being the closing price on December 31, 2018 the last business day of the Registrant's most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of October 14, 2019, the registrant had 242,901,397 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Grow Capital, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2019 (the “Initial Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14) because our definitive information statement statement will not be filed within 120 days after June 30, 2019, the end of the fiscal year covered by our Annual Report on Form 10-K.
In addition, in connection with the filing of this Amendment, the Company is including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

TABLE OF CONTENTS

Item No.		Page No.

PART III
10	Directors, Executive Officers and Corporate Governance	4
11	Executive Compensation	6
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
13	Certain Relationships and Related Transactions, and Director Independence	14
14	Principal Accounting Fees and Services	16

PART IV
15	Exhibits, Financial Statement Schedules	18

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Board of Directors

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall not be less than three. Our Board of Directors currently consists of three directors, with each director serving a one-year term ending on the date of the next annual meeting; provided that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal.
The names of our current directors, all of whom have been re-elected to serve an additional term, and certain information about each of them are set forth below.

Identity of Directors

Name	Age	Position
James Olson	53	Chair of the Board
Jonathan Bonnette	41	Director; President and Chief Operating Officer
Carl Sanko	64	Director, Secretary

Biographies of Directors

James Olson. Mr. Olson, age 53, was appointed as a director of the Company and the Chair of the Board on April 29, 2019. Mr. Olson has more than 25 years in the financial services industry and possesses a range of experience specializing in marketing and product development arenas. Mr. Olson is currently the Managing Partner of Financial Processing Solutions Group (“FPS Group”) which provides technology platforms to the benefit and financial services marketplace. Prior to joining FPS Group in 2013, Mr. Olson was a Principal and Founder of Aspire Financial Services (“Aspire”), a nationally recognized leader in the retirement plan industry with more than $10 billion of recordkeeping assets and approximately 250,000 participants. Prior to founding FPS Group and Aspire, Mr. Olson worked with Decimal, Inc., as Senior Vice President of Strategic Development and with mPower as VP of Product Development. He began his career with Charles Schwab as a Senior Marketing Manager. Mr. Olson provides management experience as well as significant expertise and experience in the financial technology sector to the Board.

Jonathan Bonnette. Mr. Bonnette, age 41, was appointed as a director, and as President and Chief Executive Officer of the Company on July 1, 2018. Prior to his appointment, Mr. Bonnette worked for Legacy Solutions Group, a company working to build and protect client’s retirement through different investment strategies, including real estate investments, where he oversaw technology and client on-boarding. Prior to Legacy Solutions Group, from 2006 through 2014, Mr. Bonnette was the President of United First Financial, a financial software company, which he helped found in 2006. Mr. Bonnette brings significant experience with building and leading successful financial technology companies to the Board.

Carl Sanko. Mr. Sanko, age 64, was appointed as a director of the Company on July 22, 2014. Mr. Sanko is a CPA and has practiced accounting for more than thirty years. Mr. Sanko specializes in small and medium size business GAAP based financial reporting and accounting. Mr. Sanko provides experience and expertise in financial accounting to the Board, as well as historical knowledge of the Company’s legacy businesses.

The Board of Directors believes that each of the directors named above has the necessary qualifications to be a member of the Board of Directors. Each director has exhibited during his prior service as a director the ability to operate cohesively with the other members of the Board of Directors. Moreover, the Board of Directors believes that each director brings a strong background and skill set to the Board of Directors, giving the Board of Directors as a whole competence and experience in diverse areas, including corporate governance and board service, finance, management and industry experience.

Corporate Governance

Code of Ethics

Our Company has adopted a Code of Ethics that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Ethics is available for review on the “Investors - Governance” page of our Company’s website www.growcapitalinc.com. The Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website.

Audit Committee

Our entire Board of Directors serves as our audit committee. Our Board of Directors does not have a standing audit committee or committee performing similar functions. The Board of Directors oversees all accounting and financial reporting processes and the audit of the Company’s financial statements. The Board is responsible for overseeing the quality and integrity of the Company’s financial statements and the qualifications, independence, selection and performance of the Company’s independent registered public accounting firm. We do not have an audit committee charter. The Board of Directors has determined that the Board does not currently have a person serving on it who qualifies as a Financial Expert as defined by the rules of the Securities and Exchange Commission. The Board of Directors does not believe that the addition of such an expert would add anything meaningful to the Company at this time given that its members have sufficient knowledge and experience to fulfill the duties and obligations that an audit committee would have. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint a standing audit committee.

Compensation Committee

Our entire Board of Directors serves as our compensation committee. Our Board of Directors does not have a standing compensation committee or committee performing similar functions. This is due to our development stage and the small number of executive officers involved with our Company. Our entire Board of Directors currently participates in the consideration of executive officer and director compensation. We do not have a compensation committee charter. Our Board of Directors is responsible for reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. Our Board of Directors also has the principal responsibility for the administration of our equity incentive plans. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Executive officers who are also directors participate in determining or recommending the amount or form of executive and director compensation, but the disinterested directors ultimately determine the executive compensation. During fiscal year 2019, while serving as Chief Executive Officer, Jonathan Bonnette also served as a director of our Company. Neither the Board of Directors nor management utilizes compensation consultants in determining or recommending the amount or form of executive and director compensation.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. We do not have a nominating committee charter. Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships.

All of our director nominees have expressed their willingness to continue to serve as our directors. When new candidates for our Board of Directors are sought, all of our directors evaluate each candidate for nomination as director within the context of the needs and the composition of the board as a whole. The Board of Directors conducts any appropriate and necessary inquiries into the backgrounds and qualifications of candidates. When evaluating director nominees, our Board of Directors generally seeks to identify individuals with diverse, yet complementary backgrounds. Our directors consider both the personal characteristics and experience of director nominees in the context of the needs of the Board of Directors and the Company. The Board of Directors believes that director nominees should exhibit proven leadership capabilities and experience at a high level of responsibility within their chosen fields and have the experience and ability to analyze business issues facing our Company. In addition to business expertise, the Board of Directors requires that director nominees have the highest personal and professional ethics, integrity and values and, above all, are committed to representing the long-term interests of our stockholders and other stakeholders. To date, all new candidates have been identified by members of our Board of Directors, and we have not paid any fee to a third party to assist in the process of identifying or evaluating director candidates.

Our directors will consider candidates for nomination as director who are recommended by a stockholder and will not evaluate any candidate for nomination for director differently because the candidate was recommended by a stockholder. To date, we have not received or rejected any suggestions for a director candidate recommended by any stockholder or group of stockholders owning more than 5% of our common stock.

When submitting candidates for nomination to be elected at our annual meeting of stockholders, stockholders should follow the following notice procedures and comply with applicable provisions of our bylaws. To consider a candidate recommended by a stockholder for nomination at the 2020 Annual Meeting of Stockholders, the recommendation must be delivered or mailed to and received by our Secretary within the time periods discussed elsewhere in this Proxy Statement under the heading “Stockholder Proposals for 2020 Annual Meeting.” The recommendation must include the information specified in our bylaws for stockholder nominees to be considered at an annual meeting, along with the following:

The stockholder’s name and address and the beneficial owner, if any, on whose behalf the nomination is proposed;

The stockholder’s reason for making the nomination at the annual meeting, and the signed consent of the nominee to serve if elected;

The number of shares owned by, and any material interest of, the record owner and the beneficial owner, if any, on whose behalf the record owner is proposing the nominee;

A description of any arrangements or understandings between the stockholder, the nominee and any other person regarding the nomination; and

Information regarding the nominee that would be required to be included in our Proxy Statement by the rules of the Securities and Exchange Commission, including the nominee’s age, business experience for the past five years and any other directorships held by the nominee.

The information listed above is not a complete list of requisite information. The Secretary will forward any timely recommendations containing the required information to our independent directors for consideration.

No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14C filed on September 11, 2018.

Change in Control Arrangements
We are not aware of any arrangements that could result in a change in control.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, including our review of the copies of such reports furnished to us and written representations that no other reports were required since July 1, 2018, all Section 16(a) filing requirements were satisfied on a timely basis, except for the following: Jonathan Bonnette filed a late Form 3 report and filed one late Form 4 report relating to three transactions; Carl Sanko filed five late Form 4 reports relating to eight transactions; Wayne Zallen filed one late Form 4 report relating to two transactions; Trevor Hall filed a late Form 3 report and one late Form 4 report relating to one transaction; and Terry Kennedy filed a late Form 3 report and filed a Form 5 report in lieu of timely filing Form 4 reports covering four transactions.
ITEM 11.  EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE OFFICERS
Identity of Executive Officers and Significant Employees
Name	Age	Position
Jonathan Bonnette	41	Director; President and Chief Executive Officer
Trevor Hall	42	Chief Financial Officer

Biographies of Executive Officers
Mr. Bonnette’s biography is included above under the heading “Biographies of Directors.”
Trevor Hall. Mr. Hall, age 41, has served as the Managing Partner of Hall & Associates since 2007, has been a Certified Public Accountant since 2003, and a Certified Fraud Examiner since 2010. Mr. Hall holds a degree in Accounting from the University of Nevada, Las Vegas and specializes in, among other areas of accounting, small and medium size business GAAP based financial reporting and internal fraud detection and controls implementation.
Named Executive Officers
Our named executive officers for fiscal year 2019 consist of (i) Jonathan Bonnette, our President and Chief Executive Officer, (ii) Trevor Hall, our Chief Financial Officer, (iii) Wayne Zallen, who served as our Chief Executive Officer until he was replaced by Jonathan Bonnette on July 1, 2018 and as our Chief Financial Officer from July 1, 2018 until he was replaced by Trevor Hall on January 1, 2019, and (iv) Joann Cleckner, who served as our Secretary/Treasurer until November 15, 2018.

EXECUTIVE COMPENSATION
The Company’s entire Board of Directors currently participates in the review and determination of the compensation packages of our executive officers because our Board of Directors currently has no standing compensation committee or committee performing similar functions.
The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of our Company and to align the interests of these executives with those of our stockholders. In determining the structure of our executive compensation, the Board of Directors has generally paid executives through the grant of unregistered shares of Common Stock rather than through cash payments in order to preserve the Company’s cash reserves and to better align our named executive officers' interests with those of stockholders. Additionally, we believe that such grants incentivize our executives to increase their focus on our long-term performance.
Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(1)	Option Awards ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jonathan Bonnette(2)(3)	2019	280,000	—	242,620	—	—	522,620
President and CEO; Director	2018	—	—	—	—	—	—

Trevor Hall(4)	2019	—	—	63,000	—	—	63,000
Chief Financial Officer	2018	—	—	—	—	—	—

Wayne Zallen(2)	2019	30,000(5)	—	125,476(6)	—	—	155,476
Ex-CFO and CEO	2018	250,000(5)	—	58,442(6)	—	700,334(5)	1,008,776

Joann Cleckner(7)	2019	152,000	—	—	—	—	152,000
Ex-CFO and Ex-Secretary/Treasurer	2018	152,000	—	—	—	—	152,000
1. The aggregate fair value of awards and options in column (e) are computed in accordance with FASB ASC 718.
2. The named executive officer’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.
3. Jonathan Bonnette became our Chief Executive Officer on July 1, 2018. The amounts in column (c) for Mr. Bonnette consists of (i) 3,000,000 unregistered shares issued on August 2, 2018 in lieu of Mr. Bonnette’s salary of $240,000 pursuant to the Bonnette Employment Agreement, 150,000 of which vested upon issuance and 150,000 of which vested 180 days after issuance, which were valued at a fair market value of $390,000 on the date of issuance, and (ii) 7,124,597 fully vested, unregistered shares issued on May 15, 2019 in lieu of Mr. Bonnette’s salary of $320,000 pursuant to the Bonnette Fee Agreement as compensation for his services as the Company’s Chief Executive Officer from May 15, 2019 through May 15, 2020.  The shares issued pursuant to the Bonnette Fee Agreement had an aggregate value of $700,769 on the date of issuance, of which $86,396 has been expensed in the current fiscal year ended June 30, 2019 and the remaining $614,373 will be expensed prior to May 15, 2020. The amounts in column (e) for Mr. Bonnette consists of (i) the difference in value Mr. Bonnette’s salary and the value of the shares granted in lieu of such salary, and (ii) 534,930 fully vested, unregistered shares issued as compensation for his service on the Company’s Board of Directors, valued at $46,224. Shares were valued at the market price on the date compensation was approved for issuance
4. Trevor Hall was appointed as our Chief Financial Officer effective January 1, 2019. The amounts in column (e) for Mr. Hall consists of 1,000,000 shares issued on January 28, 2019 as compensation for his service as the Company’s Chief Financial Officer.

5. Wayne Zallen served as our Chief Executive Officer until he was replaced by Jonathan Bonnette on July 1, 2018 and as our Chief Financial Officer from July 1, 2018 until he was replaced by Trevor Hall effective January 1, 2019.  The amounts in column (c) for Mr. Zallen consist of salary accrued for fiscal year 2018 and fiscal year 2019.  During fiscal year 2018, subject to the terms of an employment agreement, the Company accrued wages totaling $250,000 for Mr. Zallen, of which $93,300 was paid in fiscal year 2018. During fiscal year 2018 a further $110,000 from prior accrued salary was converted into 3,666,667 shares of unregistered common stock at $0.03 per share during the year and the Company valued the issuance at the closing price of the Company’s Common Stock on the OTCMarket on the date of issuance and recorded stock-based compensation of $700,334. The balance payable to Mr. Zallen in respect of prior period salary accruals totaled $367,367 at June 30, 2019 and 2018. During fiscal year 2019, Mr. Zallen agreed to compensation of $2,500 per month commencing July 1, 2018, all of which has been paid.
6. Mr. Zallen’s served as a director of the Company until his resignation on April 29, 2019. The amounts in column (e) for Mr. Zallen consists of (i) 1,143,700 fully vested and unregistered shares issued in fiscal year 2019 valued at $125,476 and (ii) 1,521,753 fully vested and unregistered shares in fiscal year 2018 valued at $58,442. Shares were valued at the market price on the date compensation was approved for issuance..
7. Joann Cleckner resigned as CFO on March 1, 2017 and as Secretary/Treasurer effective November 15, 2018. The amounts in column (c) consist of $24,000 from prior accrued salary that was converted into 800,000 shares of common stock at $0.03 per share, and the amounts in column (e) consist of the difference between Ms. Cleckner’s salary and the value of the shares granted to Ms. Cleckner based on the closing price of the Company’s Common Stock on the date of issuance. The balance payable to Ms. Cleckner at June 30, 2019 and 2018, respectively, in respect of prior recorded salary accruals totaled $48,400 and $118,400.
Option Exercises and Stock Vested
There are no outstanding unvested equity awards held by our named executive officers as of June 30, 2019, our latest fiscal year end. There were no stock options, SARs, or similar instruments granted to or held by our named executive officers during fiscal year 2019, and consequently none were exercised.
Other than the 1,500,000 shares of restricted stock granted to Jonathan Bonnette in connection with the Bonnette Employment Agreement, which vested 180 days after issuance, no stock awards, including restricted stock, restricted stock units, or similar instruments, were granted to or held by our named executive officers during Fiscal Year 2019, and consequently none vested.
Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation
No pension benefits were paid to any of our named executive officers during the last completed fiscal year. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.
Employee, Severance, Separation and Change in Control Agreements
Jonathan Bonnette Agreements - Chief Executive Officer
Bonnette Employment Agreement
On July 1, 2019, we entered into an employment agreement with Jonathan Bonnette (the “Bonnette Employment Agreement”). The term of the Bonnette Employment Agreement commenced on July 1, 2018 for a one year term, and automatically renews for an additional one year renewal period at the end of each term provided that Mr. Bonnette remains employed by Grow Capital.
Pursuant to the Bonnette Employment Agreement, Mr. Bonnette’s 2019 base compensation was $240,000 per year, which was paid through the grant of 3,000,000 unregistered shares of Common Stock at a deemed value of $0.08 per share on August 2, 2018, 150,000 of which vested upon issuance and 150,000 of which vested 180 days after issuance. On the date of issue, the 3,000,000 shares were valued at a fair market value of $390,000.
In the event of: (i) an involuntary termination of Mr. Bonnette’s employment by the Company for any reason other than Cause, death or Disability, or (ii) Mr. Bonnette’s resignation for Good Reason, as such terms are defined in the Bonnette Employment Agreement, Mr. Bonnette shall be entitled to receive a lump sum payment equal to 1.5 times the sum of his annual base salary and target bonus as of the date of his termination.
Additionally, if Mr. Bonnette’s employment is terminated for any reason other than Cause, death, or his voluntary resignation without Good Reason, the Company will reimburse Mr. Bonnette for COBRA expenses until Mr. Bonnette obtains full-time employment where he is eligible for comprehensive medical coverage, or for 18 months, whichever is earlier. Additionally, if Mr. Bonnette’s employment is terminated for any reason other than Cause, or his resignation without Good Reason, and if Mr. Bonnette holds any unvested equity incentive awards when terminated, such awards will fully vest.

Bonnette Fee Agreement
On May 15, 2019, we entered into a fee agreement with Mr. Bonnette (the “Bonnette Fee Agreement”) for Mr. Bonnette’s services as Chief Executive Officer and for outside business management and consulting services. Pursuant to the Bonnette Fee Agreement, Mr. Bonnette received a lump sum fee of $320,000 to provide such services from May 15, 2019 until May 15, 2020. The fee was paid through the issuance of 4,124,597 fully vested shares of unregistered Common Stock valued at $0.07758 per share based on a 30% discount on the average of the three lowest closing prices over the previous 30 market trading days before the date of the Bonnette Fee Agreement. The shares were valued $700,760 based on the fair market value on the date of issuance, of which $86,396 has been expensed in the current fiscal year ended June 30, 2019 and the remaining $614,373 will be expensed prior to May 15, 2020.
Mr. Trevor Hall Fee Agreement - Chief Financial Officer
On January 28, 2019, we entered into a fee agreement with Mr. Hall (the “Hall Agreement”), for Mr. Hall to serve as a part-time Chief Financial Officer of the Company. The term of the Hall Agreement commenced on January 1, 2019 and expires December 31, 2019. Pursuant to the Agreement, Mr. Hall received $63,000 in compensation, payable as 1,000,000 fully vested shares of unregistered Common Stock in exchange for Mr. Hall devoting enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term. The shares of Common Stock were issued on January 29, 2019 at the closing price of the Common Stock.
Compensation of Directors
Set forth below is a summary of the compensation of our directors during our fiscal year ended June 30, 2019.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Jonathan Bonnette(2)	—	—	—	—	—	—	—
Carl Sanko(3)	—	125,476	—	—	—	56,698(4)	171,698
James Olson(5)	—	16,456	—	—	—	18,583(6)	16,456
Wayne Zallen(7)	—	125,476	—	—	—	—	—

1. The aggregate fair value of stock awards are computed in accordance with FASB ASC 718.
2. Jonathan Bonnette serves as an executive officer and a director, and the compensation Mr. Bonnette received for his service as a director is disclosed in the Summary Compensation Table below.
3. Carl Sanko received the following stock awards for his service as a director during fiscal year 2019: (i) 500,000 unregistered shares granted on August 24, 2018, 250,000 of which were fully vested, and 250,000 of which vested 180 days after issuance; (ii) 118,770 fully vested unregistered shares granted on October 1, 2018; (iii) 294,161 fully vested unregistered shares granted on January 2, 2019; and (iv) 230,769 fully vested unregistered shares granted on April 1, 2019.
4. Mr. Sanko was appointed Secretary on November 15, 2018. On April 3, 2019 Mr. Sanko was issued 1,000,000 shares of unregistered common stock valued at the fair market value on issue date totaling $115,000 for his prior services as Secretary of the Company. A further 2,706,767 shares were issued effective May 15, 2019 pursuant to the Sanko Consulting Agreement. The shares were valued at the fair market value on the date of issuance for a total of $459,880 of which $56,698 has been expensed in the current fiscal year ended June 30, 2019 and the remaining $403,182 will be expensed prior to May 15, 2020.
5. James Olson was appointed as a director and Chairman of the Board of Directors on April 29, 2019. Mr. Olson was granted 108,853 fully vested unregistered shares upon his appointment as a director valued at $16,546. Shares were valued at the market price on the date compensation was approved for issuance.
6. Pursuant to the Olson Consulting Agreement, for services to be provided from February 15, 2019 through February 14, 2020, Mr. Olson received 500,000 fully vested unregistered shares on February 15, 2019, which were valued at fair market value on the date of issue totaling $45,000 of which $18,583 has been expensed in the current fiscal year ended June 30, 2019 and the remaining $26,417 will be expensed prior to February 15, 2020.
7.  Wayne Zallen served as a director until his resignation on April 29, 2019.  The compensation Mr. Zallen received for his service as a director is disclosed in the Summary Compensation Table below.

Director Compensation Program
As compensation for their services, our directors each receive a quarterly stock award. The stock award is valued at $20,000 for each director, and the Chairman of the Board receives an additional stock award valued at $5,000. The per share price used to determine the value of the awards is equal to the average of the three lowest closing prices of our Common Stock in the ten trading days prior to the date of the grant.
Director Consulting Agreements
Mr. Olson and Mr. Sanko have both entered into consulting agreements with the Company.
Olson Consulting Agreement
Prior to his appointment to the Board of Directors, Mr. Olson and the Company entered into a consulting agreement (the “Olson Consulting Agreement”) effective February 15, 2019. Pursuant to the Olson Consulting Agreement, Mr. Olson will provide business consulting services to the Company for a one year term. The consulting services include facilitating the Company’s activity and growth in regard to technology, sales, marketing, alliances and business channels related to the expansion of the Company into the technology and financial services sectors. As compensation for his services, Mr. Olson received 500,000 fully vested shares of unregistered Common Stock, which had an aggregate value of $45,000 based on the closing price of the Common Stock on February 15, 2019.
Sanko Consulting Agreement
On May 15, 2019, the Company entered into a consulting agreement with Mr. Sanko (the “Sanko Consulting Agreement”) to provide providing corporate secretary services and outside business management and consulting services for a one year term. Mr. Sanko received a fixed fee of $205,000 to provide the services to the Company for the term of the Sanko Consulting Agreement. The fee was paid through the issuance of 2,706,767 fully vested shares of unregistered Common Stock valued at $.07758 per share based on a 30% discount on the average of the three lowest closing prices of the Common Stock over the previous 30 market trading days before the date of the Sanko Consulting Agreement. Based on the closing price of the Common Stock on the date of grant, the shares had an aggregate value of $459,880.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

Voting Securities

As of October 14, 2019, our issued and outstanding voting securities consisted of shares of Common Stock. As of the Record Date, we have 500,000,000 authorized shares of Common Stock, of which 242,901,397 shares of Common Stock were issued and outstanding. The Company also has 50,000,000 authorized preferred shares, none of which are outstanding. Each share of Common Stock is entitled to one vote on all matters submitted to the holders of Common Stock for their approval.

Security Ownership Of Certain Beneficial Owners And Management

The following tables sets forth certain information, as of October 14, 2019, with respect to the beneficial ownership of our outstanding Common Stock by: (i) each person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company’s securities; (ii) each of our directors and executive officers and; (iii) our directors and executive officers as a group. The percentage ownership is based on 242,901,397 shares of Common Stock outstanding as of October 14, 2019.

Security Ownership of Certain Beneficial Owners

 The following table sets forth the shareholdings of the holders of 5% or more of any class of the Company’s securities as of October 14, 2019:

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Terry Kennedy 688 Childrens Way Henderson, NV 89052	39,392,821(1)	16.2%
Common Stock	Andy S Albright	23,802,296(2)	9.8%
(1)
Of the share total, 10,479,469 shares of Common Stock are held in Mr. Kennedy’s name. Of the remaining shares, (i) 4,000,000 shares of Common Stock are held in the name of Racing 123, LLC; (ii) 2,500,000 shares of Common Stock are held in the name of Off The Wall LLC; (iii) 13,84,002 shares are held in the name of Journey, Home 4 Teens LLC; and (iv) 8,300,898 shares are held in the name of AYG LLC, which are companies of which Mr. Kennedy is an indirect beneficial owner. The remaining 278,452 shares of Common Stock are owned by AF1 Public Relations LLC, an entity wholly-owned by Mr. Kennedy's wife. Mr. Kennedy disclaims beneficial ownership of any securities owned directly or indirectly by his wife.

(2)
Of the share total, 11,067,765 shares of Common Stock are held by Ka Put and Call LLC and 11,067,765 shares of Common Stock are held by Albright Bombshell, LLC, both of which are 100% owned by Andy S. Albright. 1,666,667 shares of Common Stock are held by Andy S. Albright directly.

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of October 14, 2019:

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	James J. Olson 45 Amaranth Drive Littleton, CO 80127	Director, Chairman	2,862,173	1.2%
Common Stock	Carl S. Sanko, CPA 4824 Denaro Drive Las Vegas, NV 89135	Director, Secretary	16,676,761(1)	6.9%
Common Stock	Jonathan Bonnette 2285 Coral Ridge Avenue Henderson, NV 89052	Director, President & CEO	52,388,650(2)	21.6%
Common Stock	Trevor K. Hall 6145 S. Rainbow Blvd, Suite 105 Las Vegas, NV 89118	CFO	1,210,000(4)	*
Common Stock	Joel Bonnette 25769 Royal Birkdale Dr. Denham Springs, LA 70726	President & CEO of Bombshell Technologies, Inc.	22,849,186(3)	9.4%
Common Stock	Total Officers and Directors as a group (5 persons)		95,986,770	39.5%
*Less than 1.0%

(1)
Of the share total, 14,841,761 shares of Common Stock are beneficially owned as community property by Carl Sanko and Micol Sanko or by Carl and Micol Sanko as joint tenants, with equal voting rights and dispositive power. Carl Sanko and Micol Sanko jointly own MCRL Holdings LLC and are indirect beneficial owners of all of the 1,835,000 shares of Common Stock owned by MCRL Holdings.

(2)
Of the share total, 8,118,850 shares of Common Stock are held in Jonathan Bonnette’s name and 44,269,800 shares of Common Stock are held in the name of Zeake LLC, of which Jonathan Bonnette is an indirect beneficial owner.

(3)
Of the share total, (i) 714,286 shares of Common Stock are held in Joel Bonnette’s name, (ii) 13,834,002 shares of Common Stock are held in the name of Strategery, LLC, and (iii) 8,300,898 shares of Common Stock are held in the name of Ambiguous Holdings LLC, each of which Joel Bonnette is an indirect beneficial owner.

(4)
Of the share total, (i) 1,000,000 shares of Common Stock are held in Trevor K. Hall’s name, and (ii) 210,000 shares of Common Stock are held in the name of Hall & Associates CPAS LTD. Mr. Hall is the sole owner of the company

Equity Compensation Plans

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Director Independence and Certain Relationships and Related Transactions
Director Independence
Although we are currently traded on the OTCMarket, we have chosen to apply the listing standards of the Nasdaq Global Market (“Nasdaq”) in determining the independence of our directors. The Board consults with counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant transactions or relationships between each director and nominee for director, or any of his family members, and us, our senior management and our independent registered public accounting firm, the Board affirmatively has determined that we have no independent directors.
Our Company does not have a separately designated audit, compensation, or nominating committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its Board of Directors. Accordingly, the Company does not have an audit committee financial expert.
Policies and Procedures for Related-Party Transactions
Our Company does not have any formal written policies or procedures for related party transactions, however in practice, the disinterested members of our Board of Directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.
Transactions with Related Persons
Services Agreements
Mr. Olson and Mr. Sanko have both entered into consulting agreements with the Company, which are further described under the heading “Director Compensation - Director Consulting Agreements” below.
Mr. Hall is the managing partner of Hall & Associates, CPAs, LTD which the Company has hired to provide certain bookkeeping services.
On May 15, 2019, the Company entered into a consulting agreement with Terry Kennedy (the “Kennedy Consulting Agreement”), a beneficial owner of more than 10% of the Company’s Common Stock to provide outside business consulting services for a one-year term. Mr. Kennedy received a fixed fee of $160,000 to provide outside business consulting services to the Company during the term of the Kennedy Consulting Agreement. The fee was paid through the issuance of 2,062,299 fully vested unregistered shares of Common Stock valued at $.07758 per share based on a 30% discount on the average of the three lowest closing share market prices over the previous 30 market trading days before the date of the Kennedy Consulting Agreement.

Bombshell Acquisition
On July 23, 2019, the Company acquired Bombshell Technologies, Inc. (“Bombshell”), a Nevada corporation, pursuant to a stock exchange agreement, dated June 26, 2019, by and between Bombshell, the stockholders of Bombshell (the “Bombshell Holders”) and the Company, as amended July 23, 2019. At the closing, the Company acquired 100% of the outstanding shares of Bombshell in exchange for the Bombshell Holders receiving the right to receive 110,675,328 shares (the “Consideration Shares”) of unregistered shares of Common Stock on a pro rata basis, 33,000,000 of which were issued to the Bombshell Holders at the closing. The remaining 77,675,328 Consideration Shares were issued to the Bombshell Holders on September 3, 2019 after the Company filed an effective amended and restated articles of incorporation (the “Share Increase”) that increased the number of authorized shares of Common Stock from 175,000,000 to 500,000,000. The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 36,769,215 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 12,256,405 shares of Common Stock in each of the second, third and fourth years after the closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year. The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, the Company’s Chief Executive Officer and a director of the Company, (ii) Joel Bonnette, the President and Chief Executive Officer of Bombshell, and (iii) Terry Kennedy, a beneficial owner of more than 10% of the Company’s Common Stock. The following table sets forth the value of the consideration received (or expected to be received) in connection with the closing of the acquisition of Bombshell using the closing price of the Company’s Common Stock on July 23, 2019, the acquisition’s closing date. The number of Earn-out Shares to be issued in connection with the acquisition of Bombshell cannot be determined at this time.
Name of Bombshell Owner	Consideration Shares	Value of Consideration Shares	Percent of Earn-out Shares
Ambiguous Holdings LLC(1)	8,300,898	$1,577,171	7.5%
Strategery, LLC(1)	13,834,002	$2,628,460	12.5%
AYG LLC(2)	8,300,898	$1,577,171	7.5%
Journey, Home 4 Teens LLC(2)	13,834,002	$2,628,460	12.5%
Zeake LLC(3)	44,269,800	$8,411,262	40.0%
(1) Joel Bonnette is the sole owner of Strategery, LLC and the owner of 50% of the membership interests of Ambiguous Holdings LLC. He is the Manager of both entities.
(2) Terry Kennedy is the Manager and indirect beneficial owner of AYG LLC and Journey, Home 4 Teens LLC.
(3) Jonathan Bonnette is the Manager and owner of 50% of the membership interests of Zeake LLC. Terry J. Kennedy Asset Protection Trust owns 50% of the membership interests of Zeake LLC. Terry Kennedy disclaims beneficial ownership of Zeake LLC.
Board Leadership Structure
Our bylaws provide the Board of Directors with flexibility to combine or separate the positions of Chair of the Board and Principal Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our Company. Our current structure is that of separate Principal Executive Officer and Chair of the Board of Directors. Jonathan Bonnette serves as our Principal Executive Officer and is responsible for the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company. James Olson serves as our Chair of the Board of Directors, which is a non-executive position, and is responsible for performing a variety of functions related to our corporate leadership and governance, including steering the direction of the Company, coordinating board activities, setting relevant items on the agenda, leading the Board’s review of our Chief Executive Officer and ensuring adequate communication between the Board of Directors and management, which he does in conjunction with our other non-employee director, Carl Sanko. Mr. Olson is not considered an independent director. Our Board of Directors has determined that this leadership structure is appropriate for the size of our Company.

Risk Oversight
The Board of Directors is actively involved in the oversight of risks, including strategic, operational and other risks, which could affect our business. The Board of Directors does not have a standing risk management committee, but administers this oversight function directly through the Board of Directors as a whole, which oversee risks relevant to their respective functions. The Board of Directors considers strategic risks and opportunities and administers its respective risk oversight function by evaluating management’s monitoring, assessment and management of risks, including steps taken to limit our exposure to known risks, through regular interaction with our senior management and key consultants and in Board deliberations that are closed to members of management and consultants. The interaction with management occurs not only at formal Board meetings but also through periodic and other written and oral communications. Our Board of Directors is responsible for oversight of our Company’s accounting and financial reporting processes and also discusses with management the Company’s financial statements, internal controls and other accounting and related matters.
Stockholder Communications with the Board
Stockholders who desire to communicate with the Board of Directors, or a specific director, may do so by sending the communication addressed to either the Board of Directors or any director, c/o Grow Capital, Inc., 2485 Village View Drive, Suite 180, Henderson, NV 89074. These communications will be delivered to the Board, or any individual director, as specified.
Meetings of the Board of Directors; Meeting Attendance
During fiscal year 2019, there were 24 meetings of the Board of Directors. During fiscal year 2019, all of the directors attended over 75% of the Board for which the directors served. The Board of Directors also acted at times by unanimous written consent, as authorized by our bylaws and the Nevada Revised Statutes.
We have no policy regarding the attendance of the members of our Board of Directors at our annual meetings of security holders. We did not hold an annual meeting during fiscal year 2019.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board has approved, and our stockholders have ratified the appointment of L J Soldinger Associates, LLC (“Soldinger”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2020. Soldinger was our independent registered public accounting firm for our fiscal years ended June 30, 2019 and 2018.

Principal Accountant Fees and Services
The aggregate fees billed for professional services by Soldinger during fiscal year 2019 and 2018 were as follows:
	2019	2018
Audit Fees	$29,587	$40,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$29,587	$40,000

Audit Fees are the fees billed during the fiscal years ended June 30, 2019 and 2018 for professional services rendered by Soldinger for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Soldinger in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the fiscal years ended June 30, 2019 and 2018 for assurance and related services rendered by Soldinger that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.
Tax Fees are the fees billed during the fiscal years ended June 30, 2019 and 2018 for tax compliance, tax advice and tax planning services rendered by Soldinger.
All Other Fees are the aggregate fees billed for products and services provided during the fiscal years ended June 30, 2019 and 2018 by Soldinger, other than the services reported in the above categories.
Board of Directors Pre-Approval Policies
The Company’s Board of Directors currently does not have any pre-approval policies or procedures concerning services performed by Soldinger. All the services performed by Soldinger that are described above were pre-approved by the Company’s Board of Directors.
None of the hours expended on Soldinger’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2019 and 2018 were attributed to work performed by persons other than Soldinger’s full-time, permanent employees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. See the audited financial statements for the Fiscal Year ended June 30, 2019 and 2018 contained in Item 8 of the Initial Filing.

(b)	Exhibits. The following exhibits are filed as part of this Report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed September 3, 2019)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on February 20, 2019)
10.1#	Employment Agreement, by and between the Company and Jonathan Bonnette, dated July 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 20, 2019)
10.2#	Agreement, by and between the Company and Trevor Hall, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 1, 2019)
10.3#	Consulting Agreement, by and between the Company and Carl Sanko, dated August 6, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on February 20, 2019)
10.4#	Consulting Agreement, by and between the Company and Wayne Zallen, dated August 6, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on February 20, 2019)
10.5#	Consulting Agreement, effective February 15, 2019, by and between the Company and James Olson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 3, 2019)
10.6	Consulting Agreement, effective July 1, 2018, by and between the Company and Terry Kennedy (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 16, 2019)
10.7#	Fee Agreement, dated May 15, 2019, by and between the Company and Jonathan Bonnette (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 20, 2019)
10.8#	Fee Agreement, dated May 15, 2019, by and between the Company and Carl Sanko (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 20, 2019)
10.9	Fee Agreement, dated May 15, 2019, by and between the Company and Terry Kennedy (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 20, 2019)
10.10	Fee Agreement, dated June 8, 2019, by and between the Company and AF1 Public Relations LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 8, 2019)

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

14	Code of Conduct (incorporated by reference to Exhibit 14.01 to the Company’s Form 10-12G filed January 7, 2009)
21**	List of Subsidiaries
31.1**
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2**	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101 INS**	XBRL Instance Document
101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101 LAB**	XBRL Taxonomy Extension Label Linkbase Document
101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101 SCH**	XBRL Taxonomy Extension Schema Document

*Filed herewith.
** Indicates that the exhibit was previously filed or furnished on or with the Annual Report on Form 10-K on October 15, 2019.
# Management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grow Capital Inc.

Date: October 28, 2019	By:	/s/ Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)

Date: October 28, 2019	By:	/s/ Trevor K. Hall
Trevor K. Hall Chief Financial Officer (Principal Financial Officer)