Form 10-Q
period 2019-09-30
GROW CAPITAL, INC.
filed 2019-11-19
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

243,205,547 shares of common stock outstanding as of November 15, 2019
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION29

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK35

ITEM 4. CONTROLS AND PROCEDURES35

PART II – OTHER INFORMATION36

ITEM 1. LEGAL PROCEEDINGS36

ITEM 1A. RISK FACTORS36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS36

ITEM 3. DEFAULTS UPON SENIOR SECURITIES36

ITEM 4. MINE SAFETY DISCLOSURES36

ITEM 5. OTHER INFORMATION36

ITEM 6. EXHIBITS37

SIGNATURES38

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROW CAPITAL, INC. AND SUBSIDIARIES (Formerly Grow Condos, Inc.)
Condensed Consolidated Balance Sheets
	September 30,	June 30,
ASSETS	2019 (Unaudited)	2019*
CURRENT ASSETS:
Cash	$57,033	$483,430
Subscription receivable	-	150,000
Accounts receivable	86,014	-
Accounts receivable, related parties	437,788	-
Interest receivable	1,342	-
Prepaid expenses	1,025,991	1,431,796
Due from related party	56,401	16,854
Promissory note receivable	100,000	-
Right to use assets, current portion	17,639	-
Total current assets	1,782,208	2,082,080

Property, plant and equipment, net	64,256	67,772
Intangible assets	200	-
Right to use assets	271,450
Assets held for sale	795,365	1,658,503
Deposits	5,367	5,367
TOTAL ASSETS	$2,918,846	$3,813,722

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$280,582	$333,268
Accounts payable, related parties	251,652	-
Accrued liabilities	147,790	270,292
Advances from related parties	158,074	105,000
Unearned revenue	14,490	-
Deferred rent	-	2,676
Deferred income tax liability	31,800	-
Lease liability, current portion	14,083	-
Liability held for sale, current portion	29,535	472,241
Total current liabilities	928,006	1,183,477

Lease liability	277,670	-
Liability held for sale	597,347	597,865
TOTAL LIABILITIES	1,803,023	1,781,342

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000,000 and 5,000,000 shares authorized as at September 30, 2019 and June 30, 2019, respectively, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 500,000,000 shares and 175,000,000 shares authorized, 243,201,153 and 140,744,030 issued, issuable and outstanding at September 30, 2019 and June 30, 2019 respectively.	243,201	140,743
Additional paid-in capital	48,862,848	49,632,970
Accumulated deficit	(47,990,226)	(47,741,333)
Total stockholders' equity (deficit)	1,115,823	2,032,380
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,918,846	$3,813,722

 *Derived from audited Financial Statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Month Ended
	September 30,
	2019	2018
Revenue	$57,239	$-
Revenue, related parties	455,124	-
Total revenues	512,363	-

Cost of sales, nonrelated parties	160,558	-
Cost of sale, related parties	152,955	-
Total cost of sales	313,513	-

Gross profit	198,850	-

Operating expenses
General and administrative	44,045	22,168
General and administrative, related parties	47,499	-
Professional fees	352,492	33,370
Stock based compensation	501,638	210,000
Depreciation, amortization and impairment	3,516	67
Total operating expenses	949,190	265,605

Income (Loss) from operations	(750,340)	(265,605)

Other income (expense):
Gain (loss) on disposal of investment	-	(5,412)
Interest income	1,342	-
Total other income (expense), net	1,342	(5,412)

Income (loss) from continuing operations	(748,998)	(271,017)
Income (loss) from discontinued operations	500,105	5,572
Net income (loss)	$(248,893)	$(265,445)

Basic and diluted net loss from continuing operations	$(0.00)	$(0.00)
Basic and diluted net loss from discontinued operations	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares used in completing basic and diluted net loss per common share	189,557,382	107,046,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2019	-	$-	140,744,030	$140,743	$49,632,970	$(47,741,333)	$2,032,380

Shares issued under business combination			110,675,328	110,675	(29,508)		81,167
Private placements			277,778	278	49,722		50,000
Shares issued to Officers, Directors and employees			450,918	451	89,823		90,274
Conversion of accounts payable into stock			146,987	147	20,137		20,284
Shares retired under sale of subsidiary			(9,093,888)	(9,093)	(900,296)		(909,389)
Loss for the period						(248,893)	(248,893)
Balance, September 30, 2019	-	$-	243,201,153	$243,201	$48,862,848	$(47,990,226)	$1,115,823

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2018	-	$-	94,205,542	$94,205	$44,813,485	$(45,336,236)	$(428,546)

Private placements			15,392,860	15,393	1,149,607		1,165,000
Shares issued to Officers, Directors and employees			4,000,000	4,000	476,000		480,000
Loss for the period						(265,445)	(265,445)
Balance, September 30, 2018	-	$-	113,598,402	$113,598	$46,439,092	$(45,601,681)	$951,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248,893)	$(265,445)
(Gain) loss from discontinued operations	(500,105)	(5,572)
Net loss from continuing operations:	(748,998)	(271,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	3,516	67
Stock based compensation	501,638	210,000
(Gain) loss on sale of property	-	5,412
Changes in operating assets and liabilities:
Prepaid expenses and other assets	144	-
Accounts receivable	(49,935)	-
Accounts receivable, related parties	(142,793)	-
Interest receivable	(1,342)	-
Accounts payable	(115,555)	(1,791)
Account payable, related parties	132,740	-
Accrued expenses	(99,731)	(27,578)
Unearned revenue	(2,080)	-
Net cash (used in) in operating activities	(522,396)	(84,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business combination	43,975	-
Promissory note receivable	(100,000)	-
Due from related party	(39,548)	(157,564)
Net cash (used in) provided by investing activities	(95,573)	(157,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) from related party	(13,121)	-
Proceeds from private placement	200,000	1,165,000
Net cash provided by financing activities	186,879	1,165,000

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	8,864	77,488
Investing activities	(2,030)	-
Financing activities	(2,141)	(903,385)
Net cash (used) provided by discontinued activities	4,693	(825,897)
Net increase (decrease) in cash	(426,397)	96,632
Cash at beginning of period	483,430	13,891
Cash at the end of the period	$57,033	$110,523

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest, discontinued activities	$9,100		$9,273
Cash paid for income taxes	$-	$
Cash paid for operating lease	$8,028	$

Non-cash Investing and Financing Activities:
Stock issued for settlement of accounts payable	$15,000		$-
Stock returned from sale of WCS	$909,389		$-
Assets acquire, net of liabilities, Bombshell	$81,167		$-
Repayment of mortgage under discontinued operation from escrow	$-		$252,141
The accompanying notes are an integral part of these unaudited consolidated financial statements.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our wholly owned subsidiary Bombshell Technologies, Inc. (“Bombshell”), was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a corporation on June 24, 2019.  We acquired Bombshell on July 23, 2019 (See Note 4).  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and is the first acquisition as part of our strategic shift into the financial technology (“FinTech”) sector and related sectors.

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

In connection with its name change, the Company has adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors.  In connection with this strategy, the Company has hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell (see Note 11), with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying and pursuing suitable acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019, and has determined to divest Smoke on the Water, which it is currently actively marketing.  In connection with these efforts, management of the Company has determined it is appropriate to include the operations of WCS and Smoke on the Water in this report as Assets and Liabilities Held for Sale (See Note 3). As the Company moves away from the cannabis industry and into financial technology and related sectors, Grow Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Going Concern

During the three months ended September 30, 2019 and 2018, the Company reported a net loss of $248,893 and $265,445, respectively, combined with a working capital deficit of approximately $170,000 (after removing prepaid stock-based compensation) with approximately $57,000 of cash on hand. The Company believes that as of September 30, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan, including the acquisition of additional operations complementary to its recently acquired subsidiary, Bombshell Technologies. While the Company`s subsidiary provided approximately $200,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2020. These growth plans include the acquisition of several new customers, an increase to users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The interim unaudited financial information has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a condensed basis, such that certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Annual Financial Statements included in the Form 10-K filed on October 15, 2019 at www.sec.gov. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Consolidation

These consolidated financial statements include the accounts of Grow Capital, Inc. and its wholly-owned subsidiaries, WCS, Bombshell Technologies LLC, and Smoke on the Water, as of September 30, 2019. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2019 and June 30, 2019, the Company had $0 and $212,985 in excess of the FDIC insured limit, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. During the period to September 30, 2019, the allowance for doubtful accounts is zero.

Leases, Lease Receivables and deferred rent

Upon adoption of ASU 2016-02, "Leases," in the first quarter of fiscal year ended June 30, 2020, the Company elected not to recognize leases with a term less than one year on its balance sheet. Operating lease right-of-use (ROU) assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

Intangible Assets

The Company’s intangible assets consist of intellectual property.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

The estimated useful lives of the Company's real estate assets by class are generally as follows:

Land	Indefinite
Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets (See Note 4).

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

The Company capitalizes the cost of issuance grants that cover a period of employment or consulting agreement under contract or performance obligation related to future performance and amortizes the compensation related to these contracts ratably over the period of employment or at percentage of completion or other appropriate method for future performance grants. There are no issuance grants outstanding with a performance term longer than one year at September 30, 2019 and June 30, 2019.  Prepaid expenses for the three months ended September 30, 2019 and fiscal year ended June 30, 2019 include unamortized costs of issuance grants under employment and consulting contracts totalling $974,379 and $1,380,459, respectively.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value as the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied which may involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

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

In the quarter ended September 30, 2019, the Company issued a significant number of new shares in its acquisition of Bombshell Technologies, Inc. (see Note 4) and the cancellation of then outstanding shares upon the sale of WCS Enterprises, LLC (see Note 5).  The effect of these issuances and cancellations is that most likely, the Company experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382.  The effect of this will be that going forward, the ability of the Company to utilize the US Federal net operating loss carryforwards of Grow Capital, Inc. from prior to these transactions will be limited in its usage.  In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed.  The Company expects it will perform the required computations once its evident that profits are likely.

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

The following table sets forth the number of potential shares outstanding as of September 30, 2019 and June 30, 2019:

Options	500,000
Total potential shares	500,000

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Revenue Recognition under ASC 606

The Company has adopted accounting standard, ASC 606 “Revenue from Contracts with Customers” and all related amendments to the new accounting standard to contracts.

Revenues from contracts with customers are recognized when control of promised goods and services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company recognizes revenue using the five-step model as prescribed by ASC 606:

1)	Identification of the contract, or contracts, with a customer;
2)	Identification of the performance obligations in the contract;
3)	Determination of the transaction price;
4)	Allocation of the transaction price to the performance obligations in the contract; and
5)	Recognition of revenue when or as, the Company satisfies a performance obligation.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts at the end of each reporting period based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded against the related accounts receivable.

The transaction price is the consideration that the Company expects to receive from its customers in exchange for its products or services. In determining the allocation of the transaction price, the Company identifies performance obligations in contracts with customers, which may include subscriptions to software and services, support, professional services and customization.  In the case of the Company’s software contracts and support services prices are predetermined based on the specific terms of the contract either in flat fee customization/license fee charges or as hourly support and/or software customization charges. Charges relative to license fees are amortized over the term of the license. Charges relative to customization of the software are charged over the term of the scope of work on a percentage of completion basis. Charges relative to support and ongoing services and professional fees are charged when incurred and control has been transferred or the work has been completed. License fees and customization of software

License fees are charged as flat fees which are amortized over the term of the contract.  For contracts with elements related to customized software solutions and certain build-outs or software systems that require significant modification or customization, the Company will recognize revenue using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones under a scope of work or based on total estimated cost of work and percentage completion as at the balance sheet date.

Software Revenue

The Company generates software revenue monthly on a single fee per subscribed user basis.  The Company recognizes software revenue monthly on a per user for each user that is able to deploy software and provided all revenue recognition criteria have been met. If the revenue recognition criteria has not been met, the revenue is deferred or not recognized.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Revenue Recognition under ASC 606 (continued)

Customization, support and maintenance

Revenue from the Company’s customization of software to meet a particular client’s needs is recognized on a percentage of completion basis over the term of the customization work and until control of the goods or services is transferred to the customer or such date the customer agrees the scope of work has been completed and the intended functionality of the software is complete and able to perform the desired service.  Support and maintenance revenue is generated from recurring monthly support and is invoiced monthly based on hourly fees at predetermined rates based on each customer contract.

The Customer is credit a certain number of services hours monthly based on the numbers of users actively subscribed to the software which amounts offset any monthly user fees.

Support and maintenance services include e-mail and telephone support, unspecified rights to software fixes and product updates and upgrades and enhancements available on a when-and-if available basis.

Professional services and other

Professional services and other revenue is generated through services including onsite training, product implementation and other similar services.  Professional services are generally flat fee services based on a number of hours or scope of work for each specific service. Depending on the services to be provided, revenue from professional services and other is generally recognized at the time of delivery when the services have been completed and control has been transferred.

Unearned Revenue

Unearned revenue represents billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of license fees being amortized over the term of the customer contract and customization services which have not yet been concluded and are being deferred using the percentage-of-completion method.

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

Note 4 – Merger

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Merger (continued)

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

The acquisition of Bombshell was not accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Due to the related party and common control relationships held between Bombshell and Grow Capital, Inc., the assets and liabilities of Bombshell will transfer over to the Company at their historical carrying values.

The following table provides information as of July 23, 2019 of the assets acquired and the liabilities assumed in the merger:

Assets
Cash	$43,975
Accounts receivable	36,079
Accounts receivable, related parties	294,995
Intangibles and other assets	200
Total Assets	$375,249

Liabilities
Accounts payable and accrued liabilities	$60,605
Accounts payable and accrued liabilities, related parties	118,912
Advances, related parties	66,195
Unearned revenue	9,070
Unearned revenue, related parties	7,500
Customer deposits, related parties	-
Deferred income tax liabilities	31,800
Total liabilities	294,082

Net Assets	$81,167

Consideration: 110,675,328 shares	110,675
Additional paid in capital	$(29,508)

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale

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

In December 2017, the Company made the decision to put the Pioneer Property up for sale, retained a sales agent and listed the Pioneer Property for sale at a purchase price of $399,000.  At that time the Company impaired all costs incurred towards development of the land which amounted to $31,843 The financial statements show the value of the land and the related mortgage under Assets Held for Sale and Liabilities Held for Sale on the balance sheet as of June 30, 2018, respectively. In September 2018, the Company completed the sale of the Pioneer Property for a gross sales price of $349,000. After payment of all closing costs, the Company recorded a loss on sale of approximately $5,400.

(2)WCS Enterprises, Inc.

In the quarter ended March 31, 2019, the Company began to actively market WCS for sale and has begun negotiations with certain parties for the sale of WCS, subject to diligence, negotiation of a purchase agreement and fulfillment of typical closing conditions.  In connection with these efforts, management determined that it was appropriate to classify WCS as Assets Held for Sale.

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

After payment of all closing costs, the Company recorded a gain on sale of approximately $492,000. (See below detail)

(3)Smoke on the Water

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water site location for an offering price of $850,000, with expected 6% sales commission. In connection with these efforts, management has determined that it is appropriate to classify the Smoke on the Water site location as Assets Held for Sale, and all related operations are classified as discontinued. At June 30, 2019 the Company recorded an impairment change of $112,000 based on the expected sales price less costs of sale compared to the carrying value at June 30, 2019.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(4)Discontinued Operation:

(a)The Results of the Discounted Operations which included the results of Smoke on the Water and WCS are as follows:

	Three Months Ended
	September 30,
	2019	2018
Net revenues	$100,699	$108,473
Operating expenses
Cost of revenue	31,894	28,230
General and administrative	42,161	45,754
Depreciation, amortization and impairment	9,878	7,356
Total operating expenses	83,933	81,340
Income (Loss) from operations
Gain on sale	492,439	-
Interest expense	(9,100)	(21,561)
Income (loss) from discontinued operations	$500,105	$5,572

(b)Assets and liabilities disposed of are as follows

September30,
2019

Assets:
Lease receivable	$40,804
Prepaid expenses	5,152
Property, plant and equipment, net	809,281
Other assets	6,150
Total Assets	$861,387

Liabilities:
Accrued liabilities	367,367
Other liabilities	79,100
Total Liabilities	446,467
Net Assets	$414,920

Consideration:
Purchaser return 9,093,888 shares of common stock, FMV at $0.10	$909,389
Payment on certain items during closing	(2,030)
Total consideration	$907,359

Gain on sale of WCS	$492,439

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(4)Discontinued Operation:

(c)Groups of assets and liabilities held for sale as of September 30, 2019 and June 30, 2019

	September30,	June 30,
	2019	2019

ASSETS:
Lease receivable	$5,903	$32,307
Prepaid expenses	2,023	13,449
Property, plant and equipment, net	786,939	1,606,097
Other assets	500	6,650
TOTAL ASSETS	$795,365	$1,658,503

LIABILITIES:
Accounts payable and accrued liabilities	$23,664	$385,647
Mortgage	603,218	605,359
Other liabilities	-	79,100
TOTAL LIABILITIES	626,882	1,070,106
NET ASSETS	$168,483	$588,397

(5)Mortgages Payable

(i)Mortgage related to assets held for sale on Pioneer Property and Eagle Mountain Property

	September 30, 2019	June 30, 2019
Liability held for sale – Mortgages on Eagle Mountain Property	$-	$-
Liability held for sale – Mortgage on Pioneer Property	-	-
	$-	$-

In 2013, upon the acquisition of the Eagle Point Property, WCS assumed the sellers’ mortgage from People’s Bank of Commerce, NA (“People’s Bank”).  The original principal amount of the mortgage was $930,220, had an interest rate equal to People’s Bank’s prime rate plus 1.75%, required 58 monthly payments of $5,946 and required a balloon payment of $802,294 on June 28, 2018, the maturity date. The mortgage was secured by liens against certain properties owned by the seller.  In August 2018, the Company paid the mortgage in full. As of September 30, 2019, and June 30, 2019, the balance on the mortgage was $0.

In 2013, after the acquisition of the Eagle Point Property, WCS entered into a second mortgage with People’s Bank for the amount of $120,000.  The mortgage had an interest rate equal to People’s Bank’s prime rate plus 3%, required 56 monthly payments of $883, and required a balloon payment of $104,329 on October 15, 2018, the maturity date. The mortgage was collateralized by a deed of trust and assignment of rents with the seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of Septmber 30, 2019, and June 30, 2019, balance on the mortgage was $0.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(5)Mortgages Payable (continued)

(i)Mortgage related to assets held for sale on Pioneer Property and Eagle Mountain Property (continued)

In April 2016, as more fully described in Note 4, the Company acquired the Pioneer Property and entered into a mortgage with the seller for the amount of $267,129.  The mortgage originally had an interest rate of 6% per annum and a maturity date of the earlier of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and required interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due in the form of a final balloon payment in July 2018. As noted above in Note 4, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of September 30, 2019, and June 30, 2019, the balance on the mortgage was $0.

(ii)Mortgage related to assets held for sale on Smoke on the Water

	September 30, 2019	June 30, 2019
Liability held for sale on Smoke on the Water	$603,218	$605,359

In March 2017, as more fully described in Note 3, the Company acquired the Lake Selmac Property.  Upon closing, the Company entered into mortgage payable with the seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage had an interest rate of 5% per annum covering the monthly payments of $3,355 for the initial 12 months, which increased to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  During the three months ended September 30, 2019, the Company paid $2,141 to the principal of mortgage and $9,100 to the interests of the mortgage. As of September 30, 2019, and June 30, 2019, the balance on the mortgage was $603,218 and $605,359, respectively.  The note is unsecured.

As of September 30, 2019, the approximate future aggregate principal payments in respect of our current obligations were as follows:

2020	$5,871
2021	9,419
2022	587,928
$603,218

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019
Leaseholder improvement	$67,644	$67,644
Furniture and Fixtures	1,875	1,875
	69,519	69,519
Less: accumulated depreciation and impairment	(5,263)	(1,747)
	$64,256	$67,772

Depreciation expense (excluding impairment) amounted to $3,516 and $66, for the three months ended September 30, 2019 and 2018, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Promissory Note Receivable

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note (the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan will be used by Encompass for working capital and general corporate purposes.  The Note has a twelve-month term, an interest rate of 5.0%, and is payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass. During the three months ended September 30, 2019, the Company did not receive the required monthly installments of $2,000. We recorded interest income of $1,342.

The Board of Directors have subsequently determined not to proceed with the acquisition as contemplated under the LOI.

Note 8 – Accrued Liabilities

Accrued Liabilities at September 30, 2019 and June 30, 2019 consist of the following:

	September 30, 2019	June 30, 2019
Accrued salaries and wages	$91,053	$113,823
Accrued expenses	56,737	156,469
	$147,790	$270,292

Note 9 – Capital Stock

On June 22, 2018, the Board of Directors of the Company approved the Recapitalization, which increased the Company’s authorized Common Stock from 100,000,000 to 175,000,000 shares, effective July 10, 2018.  As of June 30, 2019, the Company's authorized stock consisted of 175,000,000 shares and 5,000,000 shares of Preferred Stock.  As of August 29, 2019, the Company increased its authorized shares to 500,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, respectively.

Common Stock

Share issuances during the three months ended September 30, 2019:

During the three months ended September 30, 2019, the Company issued 277,778 shares of unregistered Common Stock in respect to private placements for total gross proceeds of $50,000.

During the three months ended September 30, 2019, the Company issued a total of 450,918 shares to officers and directors as part of their board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $90,274.

During the three months ended September 30, 2019, the Company issued a total of 110,675,328 shares to the Bombshell Holders. (See Note 4).

During the three months ended September 30, 2019, the Company issued 146,987 fully vested unregistered shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $15,000 liability settlement and stock-based compensation of $5,284 on the statement of operations.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock (continued)

Common Stock (continued)

On September 30, 2019, the Company retired 9,093,888 shares of the Company’s Common Stock. The Company valued those retired shares at the closing price of the Company’s Common Stock as traded on the OTCMarkets and recorded $869,380 as sale price of WCS and $40,000 as related to offset lease receivable. (See Note 5).

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock (continued)

Options

A summary of the change in stock purchase options outstanding for the period ended June 30, 2019 and 2018 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2018	500,000	$0.40	$0.52	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	500,000	$0.40	$0.52	1.83
Options issued
Options expired
Options exercised
Balance – September 30, 2019	500,000	$0.40	$0.52	1.58

There were no unvested options outstanding during the years ended June 30, 2019 and 2018. Options outstanding had intrinsic value as of June 30, 2019 and 2018 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached. Of the original option, 500,000 remain outstanding.

 Note 10 – Related Party Transactions

(1)Bombshell Technologies, LLC

Revenue

The following table summarizes the revenue from the Company’s related parties:

Three Months Ended September 30, 2019
Appreciation Financial, Corp (1)	$167,336
Public Employee Retirement Assistance	74,790
Superior Performers Inc. (1)	212,998
Grand Total	$455,124

(1)	The Company had a significant concentration of revenue from these two customers totaling 74% of gross revenues during the three months ended September 30, 2019.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 10 – Related Party Transactions (continued)

(1)Bombshell Technologies, LLC (continued)

Revenue (continued)

The following table summarizes the accounts receivable from the Company’s related parties:

	September 30, 2019	June 30, 2019
Appreciation Financial, LLC (1)	$230,449	$140,352
FPS GROUP, LLC	2,251	3,451
Grow Capital, Inc.	2,197	15,974
Public Employee Retirement Assistance	44,799	45,935
Superior Performers Inc (1)	158,092	89,283
Total	$437,788	$294,995

(1)

The Company had a significant concentration of accounts receivable from these two customers totaling 74% and 69% of total accounts receivable respectively as at September 30, 2019 and June 30, 2019, respectively.

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

Three Months Ended September 30, 2019
Ambiguous Holdings, LLC(1)	$2,415
Trendsic Corporation Inc. (1)	150,540
Total	$152,955

(1)	The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 48% of costs of goods sold in the three months ended September 30, 2019.

The following table summarizes expense related to commission fees included as General and administrative – related parties:

Three Months Ended September 30, 2019
Zeake, LLC	$47,499

The following table summarizes accounts payable from the Company’s related parties:

	September 30, 2019	June 30, 2019
Trendsic Corporation Inc.	$183,498	$81,982
Zeake, LLC	68,154	36,930
	$251,652	$118,912

Advances

As of September 30, 2019, and June 30,2019, Bombshell Software had made non-interest bearing cash advances in the cumulative amount of $53,074 and $66,195, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 10 – Related Party Transactions (continued)

(2)WCS

Until its sale of WCS on September 30, 2019, the Company was leasing units in the building located at the Eagle Point Property.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms, 1,500 square feet of office space which is currently being offered for lease, and one 7,500 square foot grow facility. The four grow rooms are currently being offered for lease, and the grow facility is under lease to a company controlled by our former CEO and Chairman.  The lease for the grow facility was entered into by the prior owner before the purchase of the Eagle Point Property by WCS in 2013.  The lease term for the grow facility began once the tenant improvements were completed and the premises were occupied in fiscal 2017 and continues for a period of 36 months. The lease on the grow facility commenced in fiscal 2017. Revenue recorded in three months ended September 30, 2019 and 2018 included in discontinued operations to related parties accounted to $14,400 and $10,800 respectively.

(3)Grow Capital

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

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. Material lease hold improvements are being amortized over the term of the lease. The Company commenced occupation of the premises in February 2019. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a beneficial owner of more than 10% of the Company’s Common Stock. Total rent payments in the three months ended June 30, 2019 under the leases was $8,028.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party Transactions (continued)

(3)Grow Capital (continued)

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

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services. Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from the related entity.  As of September 30, 2019, and June 30, 2019, the amount held in cash by the related entity and reported as a current asset as due from related party was $56,401 and $16,854.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases

We have operating leases for corporate offices. During the three months ended September 30, 2018, the Company negotiated a sublease agreement with Appreciation, LLC effective October 19, 2018 to lease the Henderson Property for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. The Company commenced occupation of the premises in February 2019.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 as presented in accordance with ASC 842 were as follows:

2020	$28,540
2021	38,896
2022	40,020
2023	41,264
2024	42,548
Remining periods	207,242
Total future minimum lease payments	398,510
Less: imputed interest	(106,757)
Total	291,753
Current portion of operating lease	14,083
Long term of operating lease	$277,670

Note 12 - Subsequent Events

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

On October 24, 2019 the Company issued a total of 304,150 unregistered shares of Common Stock for professional services rendered with a value of $30,000.  The issued shares were valued at fair market value on the date of issuance.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended September 30, 2019 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission in our Form 10-K on October 15, 2019, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

Overview

On June 22, 2018, the Board of Directors of the Company approved an amendment to our articles of incorporation to increase our authorized capital to 180,000,000 shares, consisting of 175,000,000 shares of common stock (“Common Stock”), par value $0.001, and 5,000,000 shares of preferred stock (“Preferred Stock”), par value $0.001 (the “Recapitalization”) and to change the name of the Company to “Grow Capital, Inc.” in order to reflect our plans to expand our business focus into the financial technology (“FinTech”) sector. The Company filed articles of amendment with the State of Nevada to effect the aforementioned changes on July 10, 2018 and August 28, 2018, respectively. The Company received approval from the Financial Industry Regulatory Authority ("FINRA") for the above noted corporate actions on August 8, 2019.

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

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

As discussed above, during the three months ended September 30, 2019 the Company shifted its focus to the FinTech sector and acquired an operating, revenue generating subsidiary, Bombshell.  Further, the Company divested WCS effective September 30, 2019 and the assets and liabilities of Smoke on the Water are currently classified as “held for sale” with those operations included in discontinued operations.

Three Months Ended September 30, 2019 compared to Three Months ended September 30, 2018

Revenue

During the three months ended September 30, 2019 we generated gross revenues of $512,363, of which $455,124 was derived from related parties, compared to $nil in the comparative three months ended September 30, 2018. Costs of sales in the current three months totaled $313,513 of which $152,955 were costs of related party services, compared to $nil for the three months ended September 30, 2018. Net revenues for the comparative three month periods ended September 30, 2019 and 2018, respectively totaled $198,850 and $nil.  We do not yet have sufficient revenues to meet our ongoing operational overhead. All reported revenues in the period were generated by our wholly owned subsidiary in the FinTech sector, Bombshell which did not form and begin operations until November 2018.

Operating expenses

Our operating expenses for the three-month periods ended September 30, 2019 and 2018 are as follows:

	Three Month Ended
	September 30,
	2019	2018
Revenue	$57,239	$-
Revenue, related parties	455,124	-
Total revenues	512,363	-

Cost of sales, nonrelated parties	160,558	-
Cost of sale, related parties	152,955	-
Total cost of sales	313,513	-

Gross profit	198,850	-

Operating expenses
General and administrative	44,045	22,168
General and administrative, related parties	47,499	-
Professional fees	352,492	33,370
Stock based compensation	501,638	210,000
Depreciation, amortization and impairment	3,516	67
Total operating expenses	949,190	265,605

Income (Loss) from operations	(750,340)	(265,605)

Three months ended September 30, 2019 and 2018

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial increase in operating expenses from $265,605 during the three months ended September 30, 2018 compared to $949,190 during the three months ended September 30, 2019.  The increase in operating expenses is predominantly attributable to an increase in professional fees and stock-based compensation in the current period. During fiscal 2018, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $210,000 for the three months ended September 30, 2018 compared to $501,638 in the current three months ended September 2019. Professional fees also increased substantially period over period from $33,370 to $352,492 as the Company undertook various corporate actions and acquisitions in the period.  General and administrative fees were also increased in the current three-month period ended September 30, 2019 from $22,168 to $44,045 in fiscal 2019 as the Company increased its operation to include operations of Bombshell.  Further the Company incurred $47,499 in general and administrative costs from related parties with no similar expense in the comparative three-month period in fiscal 2019.  Depreciation, amortization and impairment also increased from $67 to $3,156 in the current three-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the three months ended September 30, 2019 and 2018 reflect other income of $1,312 in the current three months as a result of interest expense, as compared to a loss on the disposal of an investment of $5,412 in the prior comparative three-month period ended September 30, 2018.

Net losses from continuing operations in the three months ended September 30, 2019 and 2018 from continuing operations totaled $748,998 and $271,071, respectively.

Discontinued operations

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water (“SOTW”) site location for an offering price of $850,000, with expected 6% sales commission. As a result the assets and liabilities are reported as “held for sale” and the operations of this location are included in discontinued operations.  Additionally, the Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the sale is also included in discontinued operations. During the three months ended September 30, 2019, the Company reported income from discontinued operations of $500,105 and $5,572.  The increase in results period over period is a direct result of the sale of WCS, and the associated gain of approximately $492,000.

Net losses in the three months ended September 30, 2019 and 2018 totaled $248,893 and $265,445, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At September 30, 2019	At June 30, 2019

Current Assets	$1,782,208	$2,082,080
Current Liabilities	928,006	1,183,477
Working Capital	$854,202	$898,603

As of September 30, 2019, the Company had total current assets of $1,782,208 (including stock based compensation recorded as prepaid expenses of $1,025,991) and working capital of $854,202 compared to total current assets of

$2,082,080 (including stock based compensation recorded as prepaid expenses of $1,431,796) and working capital of $898,603 as of June 30, 2019. The decrease in our working capital was primarily a result of amortization of prepaid stock-based compensation.

During the three months ended September 30, 2019, cash used in operating activities totaled $522,296, primarily as a result of a net loss from continuing operations of $748,998.  The net loss from continuing operations was offset by stock-based compensation of $501,638 and depreciation, amortization and impairment expenses of $3,516.  Further during the three months ended September 30, 2019 we increased our accounts receivable by $49,935, and our related party payables by $132,740 while reducing our accrued expenses and accounts payable.  In the three months ended September 30, 2018, cash used in operating activities totaled $84,907 with a net loss from operations of $265,445, and a gain from discontinued operations of $5,572, offset by stock-based compensation of $210,000, a loss on the sale of property of $5,412 and depreciation, amortization and impairment expenses of $67.  During the three months ended September 30, 2018, the Company’s accrued expenses increased by $27,578 and accounts payable increased by $1,791.

Net cash used in investing activities in the three months ended September 30, 2018 was $157,564, as compared to $95,573 in 2019.  Cash due from related party totaling $39,548 in the current three-month period is a result of the loss of certain banking facilities which required us to transfer the Company’s cash and its banking operations to an entity owned and controlled by former management while sourcing other banking solutions.   During the most recent three months ended September 30, 2019 the Company loaned a third party $100,000 on a one year promissory note, and received cash from the acquisition of Bombshell of $43,975, with no similar transactions in the prior three months ended September 30, 2018.

Net cash provided by financing activities was $1,165,000 in the three months ended September 30, 2018 as compared to $186,879 in 2019.  During the current three-month period ended September 30, 2019, the Company closed private placements for total proceeds of $200,000, compared to total proceeds of $1,165,000 from private placements during the comparable period ended September 30, 2018.  Further in the current three months the Company received repayment from a related party of $13,121 with no similar transaction in the comparative three months ended September 30, 2018.

Net cash used by discontinued activities totaled $825,897 in the three months ended September 30, 2018  as compared to cash provided by discontinued activities of $4,693 in the current three months ended September 30, 2019.

Going Concern

During the three months ended September 30, 2019 and 2018, the Company reported a net loss of $248,893 and $265,445, respectively, combined with a working capital deficit of approximately $170,000 (after removing prepaid stock-based compensation) with approximately $57,000 of cash on hand. The Company believes that as of September 30, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan, including the acquisition of additional operations complementary to its recently acquired subsidiary, Bombshell Technologies. While the Company`s subsidiary provided approximately $200,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2020. These growth plans include the acquisition of several new customers, an increase to users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements included herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2019, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q, an Annual Report on Form 10-K or a Current Report on Form 8-K filed by the Company.

On October 24, 2019 the Company issued a total of 304,150 unregistered shares of Common Stock for professional services rendered with a value of $30,000.  The issued shares were valued at fair market value on the date of issuance.

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

GROW CAPITAL, INC.

Date: November 19, 2019	By: /s/ Jonathan Bonnette
Name: Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)