Form 10-Q
period 2019-12-31
GROW CAPITAL, INC.
filed 2020-02-19
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

702-830-7919
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

246,839,215 shares of common stock outstanding as of February 12, 2020
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

GROW CAPITAL, INC. AND SUBSIDIARIES (Formerly Grow Condos, Inc.)
Condensed Consolidated Balance Sheets
	December 31,	June 30,
ASSETS	2019 (Unaudited)	2019*
CURRENT ASSETS:
Cash	$108,367	$483,430
Subscription receivable	-	150,000
Accounts receivable, net of allowance	126,715	-
Accounts receivable, related parties	441,181	-
Interest receivable	2,116	-
Prepaid expenses	623,698	1,431,796
Due from related party	27,178	16,854
Promissory note receivable	94,951	-
Right to use assets, current portion	11,838	-
Total current assets	1,436,044	2,082,080

Property, plant and equipment, net	62,498	67,772
Intangible assets	200	-
Right to use assets	271,443	-
Assets held for sale	793,806	1,658,503
Deposits	5,367	5,367
TOTAL ASSETS	$2,569,358	$3,813,722

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$267,281	$333,268
Accounts payable, related parties	142,546	-
Accrued liabilities	101,771	270,292
Advances from related parties	158,074	105,000
Unearned revenue	12,410	-
Deferred rent	-	2,676
Deferred income tax liability	31,800	-
Lease liability, current portion	9,468	-
Liability held for sale, current portion	27,112	472,241
Total current liabilities	750,462	1,183,477

Lease liability	277,670	-
Liability held for sale	597,347	597,865
TOTAL LIABILITIES	1,625,479	1,781,342

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 and 5,000,000 shares authorized as at December 31, 2019 and June 30, 2019, respectively, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 500,000,000 shares and 175,000,000 shares authorized, 246,072,703 and 140,744,030 issued, issuable and outstanding at December 31, 2019 and June 30, 2019 respectively.	246,072	140,743
Additional paid-in capital	49,068,799	49,632,970
Accumulated deficit	(48,370,992)	(47,741,333)
Total stockholders' equity (deficit)	943,879	2,032,380
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,569,358	$3,813,722

 *Derived from audited Financial Statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenue	$54,884	$2,484	$112,123	$2,484
Revenue, related parties	668,178	77,043	1,123,302	77,043
Total revenues	723,062	79,527	1,235,425	79,527

Cost of sales, nonrelated parties	263,266	34,692	423,824	34,692
Cost of sale, related parties	33,399	21,610	186,354	21,610
Total cost of sales	296,665	56,302	610,178	56,302

Gross profit	426,397	23,225	625,247	23,225

Operating expenses
General and administrative	66,766	75,033	110,811	97,201
General and administrative, related parties	62,943	5,486	110,442	5,486
Professional fees	176,360	51,177	528,852	84,547
Stock based compensation	503,469	118,504	1,005,107	328,504
Depreciation, amortization and impairment	1,758	67	5,274	134
Total operating expenses	811,296	250,267	1,760,486	515,872

Income (Loss) from operations	(384,899)	(227,042)	(1,135,239)	(492,647)

Other income (expense):
Gain (loss) on disposal of investment	-	-	-	(5,412)
Interest income	1,724	-	3,066	-
Total other income (expense), net	1,724	-	3,066	(5,412)

Income (loss) from continuing operations	(383,175)	(227,042)	(1,132,173)	(498,059)
Income (loss) from discontinued operations	2,409	20,084	502,514	25,656
Net income (loss)	$(380,766)	$(206,958)	$(629.659)	$(472,403)

Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	244,722,621	113,832,559	216,874,712	110,439,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	-	$-	140,744,030	$140,743	$49,632,970	$(47,741,333)	$2,032,380

Shares issued under business combination			110,675,328	110,675	(29,508)		81,167
Private placements			277,778	278	49,722		50,000
Shares issued to Officers, Directors and employees			450,918	451	89,823		90,274
Conversion of accounts payable into stock			146,987	147	20,137		20,284
Shares retired under sale of subsidiary			(9,093,888)	(9,093)	(900,296)		(909,389)
Loss for the period						(248,893)	(248,893)
Balance, September 30, 2019	-	-	243,201,153	243,201	48,862,848	(47,990,226)	1,115,823
Private placements			1,000,000	1,000	49,000		50,000
Shares issued to Officers, Directors and employees			1,074,381	1,074	91,645		92,719
Conversion of accounts payable into stock			797,169	797	65,306		66,103
Loss for the period						(380,766)	(380,766)
Balance, December 31, 2019	-	$-	246,072,703	$246,072	$49,068,799	$(48,370,992)	$943,879

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	-	$-	94,205,542	$94,205	$44,813,485	$(45,336,236)	$(428,546)

Private placements			15,392,860	15,393	1,149,607		1,165,000
Shares issued to Officers, Directors and employees			4,000,000	4,000	476,000		480,000
Loss for the period						(265,445)	(265,445)
Balance, September 30, 2018	-	-	113,598,402	113,598	46,439,092	(45,601,681)	951,009
Shares issued to Officers, Directors and employees			237,540	238	28,266		28,504
Loss for the period						(196,492)	(196,492)
Balance, December 31, 2018	-	$-	113,835,942	$113,836	$46,467,358	$(45,798,173)	$783,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(629.659)	$(472,403)
(Gain) from discontinued operations	(502,514)	(25,656)
Net loss from continuing operations:	(1,132,173)	(498,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,274	134
Stock based compensation	1,005,107	328,504
Amortization on right to use assets	1,192
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,499)	(12,251)
Accounts receivable	(87,185)	(2,484)
Accounts receivable, related parties	(149,637)	(26,298)
Interest receivable	(2,116)	-
Accounts payable	91,953	3,471
Account payable, related parties	(110,574)	34,693
Accrued expenses	(170,929)	(30,184)
Unearned revenue	(4,160)	74,255
Net cash (used in) in operating activities	(556,747)	(128,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business combination	43,975	-
Purchase of intangible assets	-	(200)
Promissory note receivable	(100,000)	-
Proceeds from promissory note receivable	5,050	-
Due from related party	(10,324)	(44,154)
Net cash (used in) provided by investing activities	(61,299)	(44,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) from related party	(13,121)	-
Proceeds from private placement	250,000	1,165,000
Net cash provided by financing activities	236,879	1,165,000

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	12,686	26,511
Investing activities	(2,030)	21,719
Financing activities	(4,552)	(903,385)
Net cash (used) provided by discontinued activities	6,104	(855,155)
Net increase (decrease) in cash	(375,063)	137,272
Cash at beginning of period	483,430	13,891
Cash at the end of the period	$108,367	$151,164

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest, discontinued activities	$17,980		$18,416
Cash paid for income taxes	$-	$
Cash paid for operating lease	$17,541	$

Non-cash Investing and Financing Activities:
Stock issued for settlement of accounts payable	$76,433		$-
Stock returned from sale of WCS	$909,389		$-
Assets acquire, net of liabilities, Bombshell	$81,167		$-
Repayment of mortgage under discontinued operation from escrow	$-		$252,141
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

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Grow Capital, Inc. (the "Company," “we,” or “us”) (f/k/a Grown Condos, Inc.) was incorporated on October 22, 1999, in the State of Nevada.

Our former wholly owned subsidiary, WCS Enterprises, Inc. (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponics grow facilities to support cannabis farmers. WCS owns, leases, sells and manages multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.  WCS currently owns a condominium property in Eagle Point, Oregon (the “Eagle Point Property”). On September 30, 2019, we sold WCS to the Wayne A. Zallen Trust u/a/d/ 10/24/2014 (the “Zallen Trust”), of which Wayne Zallen, our former CEO and Chairman, is the trustee and a beneficiary. See Note 5 for further information.

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

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors.  In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell (see Note 4), with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying and pursuing suitable acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019, and has determined to divest Smoke on the Water, which it is currently actively marketing.  In connection with these efforts, management of the Company has determined it is appropriate to include the operations of WCS and Smoke on the Water in this report as Assets and Liabilities Held for Sale (See Note 5). As the Company moves away from the cannabis industry and into financial technology and related sectors, Grow Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Going Concern

During the three and six months ended December 31, 2019, the Company reported a net loss of $380,766 and $629,659, respectively. Working capital totaled approximately $159,000 (after removing prepaid stock-based compensation) with approximately $108,000 of cash on hand.  During the three- and six-month periods ended December 31, 2018, the Company reported a net loss of $196,492 and $461,937, respectively. The Company believes that as of December 31, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan, including the acquisition of additional operations complementary to its recently acquired subsidiary, Bombshell Technologies. While the Company`s subsidiary provided approximately $600,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2020. These growth plans include the acquisition of several new customers, an increase to users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Consolidation

These consolidated financial statements include the accounts of Grow Capital, Inc. and its wholly owned subsidiaries, WCS (up until disposal in September 2019), Bombshell Technologies LLC, and Smoke on the Water, as of December 31, 2019. All significant intercompany accounting transactions have been eliminated as a result of consolidation. In addition to consolidation for the six months ended December 31, 2019, financial results for the six months ended December 31, 2018 are “combined” with respect to the operations of Bombshell Technologies, LLC under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies LLC as though it had been acquired on inception.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2019 and June 30, 2019, the Company had $0 and $212,985 in excess of the FDIC insured limit, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. During the period to December 31, 2019, the allowance for doubtful accounts totaled approximately $15,000.

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

The Company capitalizes the cost of issuance grants that cover a period of employment or consulting agreement under contract or performance obligation related to future performance and amortizes the compensation related to these contracts ratably over the period of employment or at percentage of completion or other appropriate method for future performance grants. There are no issuance grants outstanding with a performance term longer than one year at December 31, 2019 and June 30, 2019.  Prepaid expenses for the six months ended December 31, 2019 and fiscal year ended June 30, 2019 include unamortized costs of issuance grants under employment and consulting contracts totalling $568,299 and $1,380,459, respectively.

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

The following table sets forth the number of potential shares outstanding as of December 31, 2019 and June 30, 2019:

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

The Customer is credited a certain number of services hours monthly based on the numbers of users actively subscribed to the software which amounts offset any monthly user fees.

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

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale

(1)Assets in Oregon within the Pioneer Business Park

In April 2016, the Company purchased a parcel of land near Eugene, Oregon within the Pioneer Business Park (the “Pioneer Property”) from a private seller for the amount of $326,629 plus closing costs.  As part of the purchase, the Seller financed through a note payable $267,129 of the purchase price. The intent of the Company was to build an industrial condominium building on the parcel, akin to the Eagle Point Property.  The Company was unable to secure additional funding via debt or equity and due to the hostility of the local county government towards the intended operations of the tenants, and consequently, the Company abandoned those plans in late calendar 2017.

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

After payment of all closing costs, the Company recorded a gain on sale of approximately $492,000. (See detail below)

(3)Smoke on the Water

On September 4, 2019 the Company entered into a 90-day listing agreement for the sale of the Smoke on the Water site location for an offering price of $850,000, with expected 6% sales commission. This sales contract was extended in December 2019 for a further period under the same terms and conditions, expiring in March 2020.  In connection with these efforts, management has determined that it is appropriate to classify the Smoke on the Water site location as Assets Held for Sale, and all related operations are classified as discontinued. At June 30, 2019 the Company recorded an impairment change of $112,000 based on the expected sales price less costs of sale compared to the carrying value at June 30, 2019.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(4)Discontinued Operation:

(a)The Results of the Discounted Operations which included the results of Smoke on the Water and WCS are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net revenues	$40,213	$91,715	$140,912	$200,188
Operating expenses
Cost of revenue	4,359	19.684	36,253	47.914
General and administrative	23,583	35,344	65,744	81,099
Depreciation, amortization and impairment	982	7,459	10,860	14,815
Total operating expenses	28,924	62,487	112,857	143,828
Income (Loss) from operations	11,289	29,228	28,055	56,360
Gain on sale	-		492,439	-
Interest expense	(8,880)	(9,144)	(17,980)	(30,704)
Income (loss) from discontinued operations	$2,409	$20,084	$502,514	$25,656

(b)Assets and liabilities disposed of are as follows

September 30,
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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(4)Discontinued Operation:

(c)Groups of assets and liabilities held for sale as of December 31, 2019 and June 30, 2019

	December 31,	June 30,
	2019	2019

ASSETS:
Lease receivable	$5,903	$32,307
Prepaid expenses	1,446	13,449
Property, plant and equipment, net	785,957	1,606,097
Other assets	500	6,650
TOTAL ASSETS	$793,806	$1,658,503

LIABILITIES:
Accounts payable and accrued liabilities	$23,652	$385,647
Mortgage	600,807	605,359
Other liabilities	-	79,100
TOTAL LIABILITIES	624,459	1,070,106
NET ASSETS	$169,347	$588,397

(5)Mortgages Payable

(i)Mortgage related to assets held for sale on Pioneer Property and Eagle Mountain Property

	December 31, 2019	June 30, 2019
Liability held for sale – Mortgages on Eagle Mountain Property	$-	$-
Liability held for sale – Mortgage on Pioneer Property	-	-
	$-	$-

In 2013, upon the acquisition of the Eagle Point Property, WCS assumed the sellers’ mortgage from People’s Bank of Commerce, NA (“People’s Bank”).  The original principal amount of the mortgage was $930,220, had an interest rate equal to People’s Bank’s prime rate plus 1.75%, required 58 monthly payments of $5,946 and required a balloon payment of $802,294 on June 28, 2018, the maturity date. The mortgage was secured by liens against certain properties owned by the seller.  In August 2018, the Company paid the mortgage in full. As of December 31, 2019, and June 30, 2019, the balance on the mortgage was $0.

In 2013, after the acquisition of the Eagle Point Property, WCS entered into a second mortgage with People’s Bank for the amount of $120,000.  The mortgage had an interest rate equal to People’s Bank’s prime rate plus 3%, required 56 monthly payments of $883, and required a balloon payment of $104,329 on October 15, 2018, the maturity date. The mortgage was collateralized by a deed of trust and assignment of rents with the seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of December 31, 2019, and June 30, 2019, balance on the mortgage was $0.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(5)Mortgages Payable (continued)

(i)Mortgage related to assets held for sale on Pioneer Property and Eagle Mountain Property (continued)

In April 2016, the Company acquired the Pioneer Property and entered into a mortgage with the seller for the amount of $267,129.  The mortgage originally had an interest rate of 6% per annum and a maturity date of the earlier of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and required interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due in the form of a final balloon payment in July 2018. As noted above in Note 4, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of December 31, 2019, and June 30, 2019, the balance on the mortgage was $0.

(ii)Mortgage related to assets held for sale on Smoke on the Water

	December 31, 2019	June 30, 2019
Liability held for sale on Smoke on the Water	$600,807	$605,359

In March 2017, the Company acquired the Lake Selmac Property.  Upon closing, the Company entered into mortgage payable with the seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage had an interest rate of 5% per annum covering the monthly payments of $3,355 for the initial 12 months, which increased to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  During the six months ended December 31, 2019, the Company paid $4,552 to the principal of mortgage and $17,980 to the interests of the mortgage. As of December 31, 2019, and June 30, 2019, the balance on the mortgage was $600,807 and $605,359, respectively.  The note is unsecured.

As of December 31, 2019, the approximate future aggregate principal payments in respect of our current obligations were as follows:

2020	$8,377
2021	8,904
2022	583,526
$600,807

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019
Leaseholder improvement	$67,644	$67,644
Furniture and Fixtures	1,875	1,875
	69,519	69,519
Less: accumulated depreciation and impairment	(7,021)	(1,747)
	$62,498	$67,772

Depreciation expense (excluding impairment) amounted to $1,758 and $5,274, for the three and six months ended December 31, 2019, respectively.

Depreciation expense (excluding impairment) amounted to $67 and $134, for the three and six months ended December 31, 2018, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Promissory Note Receivable

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note (the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan will be used by Encompass for working capital and general corporate purposes.  The Note has a twelve-month term, an interest rate of 5.0%, and is payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass. During the six months ended December 31, 2019, the Company received $6,000 towards monthly installments. We recorded interest income of $1,724, and $3,066 during the three and six months ended December 31, 2019.

The Board of Directors have subsequently determined not to proceed with the acquisition as contemplated under the LOI.

Note 8 – Accrued Liabilities

Accrued liabilities at December 31, 2019 and June 30, 2019 consist of the following:

	December 31, 2019	June 30, 2019
Accrued salaries and wages	$68,609	$113,823
Accrued expenses	33,162	156,469
	$101,771	$270,292

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

Common Stock

Share issuances during the six months ended December 31, 2019:

During the six months ended December 31, 2019, the Company issued 1,277,778 shares of unregistered Common Stock in respect to private placements for total gross proceeds of $100,000.

During the six months ended December 31, 2019, the Company issued a total of 1,525,299 shares to officers and directors as part of their board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $182,993.

During the three months ended September 30, 2019, the Company issued a total of 110,675,328 shares to acquire Bombshell Technologies, LLC. (See Note 4).

During the six months ended December 31, 2019, the Company issued 944,156 fully vested unregistered shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $76,433 liability settlement and stock-based compensation of $9,954 on the statement of operations.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Capital Stock (continued)

Options

A summary of the change in stock purchase options outstanding for the periods ended December 31, 2019 and 2018 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2018	500,000	$0.40	$0.52	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	500,000	$0.40	$0.52	1.83
Options issued
Options expired
Options exercised
Balance – December 31, 2019	500,000	$0.40	$0.52	1.58

There were no unvested options outstanding during the years ended June 30, 2019 and 2018. Options outstanding had intrinsic value as of June 30, 2019 and 2018 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached. Of the original option, 500,000 remain outstanding.

 Note 10 – Related Party Transactions

(1)Bombshell Technologies, LLC

Revenue

The following table summarizes the revenue from the Company’s related parties:

	Three Months Ended	Six Months Ended
	December 31, 2019
Appreciation Financial, Corp (1)	$223,753	$391,089
Mpower Group (1)	123,372	123,372
Public Employee Retirement Assistance	65,138	139,928
Superior Performers Inc. (1)	255,915	468,913
Grand Total	$668,178	$1,123,302

(1)

The Company had a significant concentration of revenue from these three customers totaling 90% and 88% of gross revenues during the three and months ended December 31, 2019, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 10 – Related Party Transactions (continued)

(1)Bombshell Technologies, LLC (continued)

Revenue (continued)

The following table summarizes the accounts receivable from the Company’s related parties:

December 31, 2019
Appreciation Financial, LLC (1)	$119,870
FPS GROUP, LLC	-
Grow Capital, Inc.	-
Mpower (1)	123,372
Public Employee Retirement Assistance	34,843
Superior Performers Inc (1)	163,096
Total	$441,181

(1)

The Company had a significant concentration of accounts receivable from these three customers totaling 92% and 78% of total accounts receivable respectively as at December 31, 2019 and June 30, 2019, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

	Three Months Ended	Six Months Ended
	December 31, 2019
Ambiguous Holdings, LLC (1)	$5,140	$7,555
Trendsic Corporation Inc. (1)	28,259	178,799
Total	$33,399	$186,354

(1)

The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 11% and 30% of costs of goods sold in the three and six months ended December 31, 2019, respectively.

The following table summarizes expense related to commission fees included as General and administrative – related parties:

	Three Months Ended	Six Months Ended
	December 31, 2019
Zeake, LLC	$62,943	$110,442

The following table summarizes accounts payable to the Company’s related parties:

December 31, 2019
Trendsic Corporation Inc.	$61,948
Zeake, LLC	80,598
$142,546

Advances

As of December 31, 2019, and June 30, 2019, Bombshell Software had made non-interest bearing cash advances in the cumulative amount of $53,074 and $66,195, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 10 – Related Party Transactions (continued)

(2)WCS

Until its sale of WCS on September 30, 2019, the Company was leasing units in the building located at the Eagle Point Property.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms, 1,500 square feet of office space which is currently being offered for lease, and one 7,500 square foot grow facility. The four grow rooms are currently being offered for lease, and the grow facility is under lease to a company controlled by our former CEO and Chairman.  The lease for the grow facility was entered into by the prior owner before the purchase of the Eagle Point Property by WCS in 2013.  The lease term for the grow facility began once the tenant improvements were completed and the premises were occupied in fiscal 2017 and continues for a period of 36 months. The lease on the grow facility commenced in fiscal 2017. Revenue recorded in three and six months ended December 31, 2019 included in discontinued operations to related parties accounted to $14,400. Revenue recorded in three and six months ended December 31, 2018 included in discontinued operations to related parties accounted to $14,400 and $28,800, respectively.

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

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. Material lease hold improvements are being amortized over the term of the lease. The Company commenced occupation of the premises in February 2019. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a beneficial owner of more than 10% of the Company’s Common Stock. Total rent payments in the six months ended December 31, 2019 under the leases was $17,541.

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

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services. Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from the related entity.  As of December 31, 2019, and June 30, 2019, the amount held in cash by the related entity and reported as a current asset as due from related party was $27,178 and $16,854.

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

Future minimum lease payments under non-cancellable leases as of December 31, 2019 as presented in accordance with ASC 842 were as follows:

2020	$38,334
2021	39,457
2022	40,622
2023	41,906
2024	43,190
Remaining periods	185,488
Total future minimum lease payments	388,998
Less: imputed interest	(101,860)
Total	287,138
Current portion of operating lease	9,468
Long term of operating lease	$277,670

Note 12 – Other Events

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.)filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and is vigorously defending against such claims. At the time of this report, the Company is unable to determine or quantify potential losses in respect of the aforementioned action.

Note 13 - Subsequent Events

On January 2, 2020 the Company issued 1,350,649 fully vested unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.

On January 6, 2020 the Company agreed to issue 1,000,000 shares of unregistered Common Stock in respect to private placements at $0.05 per share for total gross proceeds of $50,000 to the Chairman of the Board. The shares were issued on January 13, 2020.

On February 12, 2020 the Board of Directors approved a compensation contract with an effective date of January 1, 2020 for Mr. Trevor Hall, CFO, whereunder Mr. Hall shall receive compensation of 300,000 shares of unregistered Common Stock each quarter in consideration for services provided.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2019 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission in our Form 10-K on October 15, 2019, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

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

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water site location for an offering price of $850,000, with expected 6% sales commission. Such listing agreement was extended in December 2019 under the same terms and conditions, expiring in March 2020.

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

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

As discussed above, the Company shifted its focus to the FinTech sector during the current fiscal year and acquired an operating, revenue generating subsidiary, Bombshell.  Further, the Company divested WCS effective December 31, 2019 and the assets and liabilities of Smoke on the Water are currently classified as “held for sale” with those operations included in discontinued operations.  Financial results for the  three and six months ended December 31, 2018 are “combined” with respect to the operations of Bombshell Technologies, LLC under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies LLC as though it had been acquired on inception.

Three Months Ended December 31, 2019 compared to Three Months ended December 31, 2018

Revenue

During the three months ended December 31, 2019 we generated gross revenues of $723,062, of which $668,178 was derived from related parties, compared to $79,527 in the comparative three months ended December 31, 2018, of which $77,043 was derived from related parties. Costs of sales in the current three months totaled $296,665 of which $33,399 were costs of related party services, compared to $56,302 for the three months ended December 31, 2018 of which $21,610 were costs of related party services. Net revenues for the comparative three-month periods ended December 31, 2019 and 2018, respectively totaled $426,397 and $23,225.  We do not yet have sufficient revenues to meet our ongoing operational overhead. All reported revenues in the period were generated by our wholly owned subsidiary in the FinTech sector, Bombshell which did not form and begin operations until November 2018.

Operating expenses

Our operating expenses for the three-month periods ended December 31, 2019 and 2018 are as follows:

	Three Month Ended
	December 31,
	2019	2018
Revenue	$54,884	$2,484
Revenue, related parties	668,178	77,043
Total revenues	723,062	79,527

Cost of sales, nonrelated parties	263,266	34,692
Cost of sale, related parties	33,399	21,610
Total cost of sales	296,665	56,302

Gross profit	426,397	23,225

Operating expenses
General and administrative	66,766	75,033
General and administrative, related parties	62,943	5,486
Professional fees	176,360	51,177
Stock based compensation	503,469	118,504
Depreciation, amortization and impairment	1,758	67
Total operating expenses	811,296	250,267

Income (Loss) from operations	(384,899)	(227,042)

Three months ended December 31, 2019 and 2018

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial increase in operating expenses from $250,267 during the three months ended December 31, 2018 compared to $811,296 during the three months ended December 31, 2019.  The increase in operating expenses is predominantly attributable to an increase in professional fees and stock-based compensation in the current period. During fiscal 2018, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $118,504 for the three months ended December 31, 2018 compared to $503,469 in the current three months ended December 31, 2019. Professional fees also increased substantially period over period from $51,177 to $176,360 as the Company undertook various corporate actions and acquisitions in the period.  General and administrative fees decreased in the current three-month period ended December 31, 2019 from $75,033 (2018) to $66,766 in fiscal 2019. General and administrative fees incurred from related parties increased substantially however from $5,486 in 2018 to $62,943 in 2019 as the Company increased its operation to include operations of Bombshell.  Depreciation, amortization and impairment also increased from $67 to $1,758 in the current three-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the three months ended December 31, 2019 and 2018 reflect other income of $1,724 in the current three months as a result of interest income related to a short term loan provided by the

Company to a third party, with no similar transaction in the comparative three-month period ended December 31, 2018.

Net losses from continuing operations in the three months ended December 31, 2019 and 2018 totaled $383,173 and $227,042, respectively.

Discontinued operations

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water (“SOTW”) site location for an offering price of $850,000, with expected 6% sales commission. As a result, the assets and liabilities are reported as “held for sale” and the operations of this location are included in discontinued operations.  The listing agreement with extended during December 2019 under the same terms and conditions thru March 2020. Additionally, the Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the sale is also included in discontinued operations. During the three months ended December 31, 2019 and 2018, the Company reported income from discontinued operations of $2,409 and $20,084, respectively.

Net losses in the three months ended December 31, 2019 and 2018 totaled $380,766 and $206,958, respectively.

Six Months Ended December 31, 2019 compared to Six Months ended December 31, 2018

Revenue

During the six months ended December 31, 2019 we generated gross revenues of $1,235,425, of which $1,123,302 was derived from related parties, compared to $79,527 in the comparative six months ended December 31, 2018, of which $77,043 was derived from related parties. Costs of sales in the current six months totaled $610,178 of which $186,354 were costs of related party services, compared to $56,302 for the six months ended December 31, 2018, of which $21,610 were costs of related party services. Net revenues for the comparative six-month periods ended December 31, 2019 and 2018, respectively totaled $625,247 and $23,225.  We do not yet have sufficient revenues to meet our ongoing operational overhead. All reported revenues in the period were generated by our wholly owned subsidiary in the FinTech sector, Bombshell which did not form and begin operations until November 2018.

Operating expenses

Our operating expenses for the three-month periods ended December 31, 2019 and 2018 are as follows:

	Six Month Ended
	December 31,
	2019	2018
Revenue	$112,123	$2,484
Revenue, related parties	1,123,302	77,043
Total revenues	1,235,425	79,527

Cost of sales, nonrelated parties	423,824	34,692
Cost of sale, related parties	186,354	21,610
Total cost of sales	610,178	56,302

Gross profit	625,247	23,225

Operating expenses
General and administrative	110,811	97,201
General and administrative, related parties	110,442	5,486
Professional fees	528,852	84,547
Stock based compensation	1,005,107	328,504
Depreciation, amortization and impairment	5,274	134
Total operating expenses	1,760,486	515,872

Income (Loss) from operations	(1,135,239)	(492,647)

Six months ended December 31, 2019 and 2018

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial increase in operating expenses from $515,872 during the six months ended December 31, 2018 compared to $1,760,486 during the six months ended December 31, 2019.  The increase in operating expenses is predominantly attributable to an increase in professional fees and stock-based compensation in the current period, as well as an increase in general and administrative expenses incurred by related parties as a result of the acquisition of Bombshell Technologies LLC. During fiscal 2018, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $328,504 for the six months ended December 31, 2018 compared to $1,005,107 in the current six months ended December 31, 2019. Professional fees also increased substantially period over period from $84,547 to $528,852 as the Company undertook various corporate actions and acquisitions in the period.  General and administrative fees were also increased in the current three-month period ended December 31, 2019 from $97,201 (2018) to $110,811 in fiscal 2019. General and administrative fees incurred from related parties increased substantially in the comparative periods from $5,486 in 2018 to $110,442 in 2019 as the Company increased its operation to include the expanding operations of Bombshell.  Depreciation, amortization and impairment also increased from $134 to $5,274 in the current six-month periods.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the six months ended December 31, 2019 and 2018 reflect other income of $3,066 in the current six months as a result of interest income related to a short term loan provided by the Company to a third party, with no similar transaction in the comparative six-month period ended December 31, 2018. Further, results from the six months ended December 31, 2018 include a loss on the disposal of an investment totaling $5,412 with no similar transaction in the current six months ended December 31, 2019.

Net losses from continuing operations in the six months ended December 31, 2019 and 2018 totaled $1,132,173 and $498,059, respectively.

Discontinued operations

On September 4, 2019 the Company entered into a listing agreement for the sale of the Smoke on the Water (“SOTW”) site location for an offering price of $850,000, with expected 6% sales commission. As a result, the assets and liabilities are reported as “held for sale” and the operations of this location are included in discontinued operations.  The listing agreement with extended during December 2019 under the same terms and conditions thru March 2020. Additionally, the Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the sale is also included in discontinued operations. During the six months ended December 31, 2019 and 2018, the Company reported income from discontinued operations of $502,514 and $25,656, respectively.  The increase in results period over period is a direct result of the sale of WCS, and the associated gain of approximately $492,000.

Net losses in the six months ended December 31, 2019 and 2018 totaled $629,659 and $472,403, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At December 31, 2019	At June 30, 2019

Current Assets	$1,436,044	$2,082,080
Current Liabilities	750,462	1,183,477
Working Capital	$685,582	$898,603

As of December 31, 2019, the Company had total current assets of $1,436,044 (including stock based compensation recorded as prepaid expenses of $623,698) and working capital of $685,582 compared to total current assets of $2,082,080 (including stock based compensation recorded as prepaid expenses of $1,431,796) and working capital of $898,603 as of June 30, 2019. The decrease in our working capital was primarily a result of amortization of prepaid stock-based compensation.

During the six months ended December 31, 2019, cash used in operating activities totaled $556,747, primarily as a result of a net loss from continuing operations of $1,132,173 and a gain from discontinued operations of $502,514.  The net loss from continuing operations was offset by stock-based compensation of $1,005,107, depreciation, amortization and impairment expenses of $5,274 and amortization of right to use assets of $1,192.  Further during the six months ended December 31, 2019 we increased our accounts receivable by $87,185, our related party accounts receivable by $149,637, and our accounts payable by $91,953 while reducing our accrued expenses and accounts payable related parties.  Unearned revenue also decreased in the current period.  In the six months ended December 31, 2018, cash used in operating activities totaled $128,219 with a net loss from continuing operations of $498,059, and a gain from discontinued operations of $25,656, offset by stock-based compensation of $328,504 and depreciation, amortization and impairment expenses of $134.  During the six months ended December 31, 2018 we increased our accounts receivable by $2,484 and our related party accounts receivable by $26,298, while reducing our accrued expenses.  Accounts payable increased by $3,471 while related party accounts payable increased by $34,693.  Unearned revenue also increased in the six months ended December 31, 2018 by $74,255.

Net cash used by investing activities in the six months ended December 31, 2018 was $44,354, as compared to $61,299 in the six months ended December 31, 2019.  Increase to cash due from related party in the current six-

month period totaled $10,324 as compared to $44,154 in the prior comparative period in 2018.  During the most recent six months ended December 31, 2019 the Company loaned a third party $100,000 on a one-year promissory note and received cash from the acquisition of Bombshell of $43,975, with no similar transactions in the prior six months ended December 31, 2018.

Net cash provided by financing activities was $1,165,000 in the six months ended December 31, 2018 as compared to $236,879 in 2019.  During the current six-month period ended December 31, 2019, the Company closed private placements for total proceeds of $250,000, compared to total proceeds of $1,165,000 from private placements during the comparable period ended December 31, 2018.  Cash from financing activities in the six months ended December 31, 2019 was offset by a repayment to a related party of $13,121 in the current period, with no similar transaction in the comparative six months ended December 31, 2018.

Net cash used by discontinued activities totaled $855,155 in the six months ended December 31, 2018 as compared to cash provided by discontinued activities of $6,104 in the current six months ended December 31, 2019.

Going Concern

During the three and six months ended December 31, 2019, the Company reported a net loss of $380,766 and $629,659, respectively. Working capital totaled approximately $159,000 (after removing prepaid stock-based compensation) with approximately $108,000 of cash on hand.  During the three- and six-month periods ended December 31, 2018, the Company reported a net loss of $196,492 and $461,937, respectively. The Company believes that as of December 31, 2019 its existing capital resources are not adequate to enable it to fully execute its business plan, including the acquisition of additional operations complementary to its recently acquired subsidiary, Bombshell Technologies. While the Company`s subsidiary provided approximately $600,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2020. These growth plans include the acquisition of several new customers, an increase to users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2019, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.)filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and is vigorously defending against such claims. At the time of this report, the Company is unable to determine or quantify potential losses in respect of the aforementioned action.

Other than as set out above, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

On December 3, 2019 the Company issued 283,019 fully vested unregistered shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $15,000 liability settlement and stock-based compensation of $4,670 on the statement of operations.

On December 12, 2019, the Company agreed to issue 1,000,000 shares of unregistered Common Stock in respect to private placements at $0.05 per share for total gross proceeds of $50,000 to a company controlled by an officer. The shares were issued on January 13, 2020.

On January 2, 2020 the Company issued 1,350,649 fully vested unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.

On January 6, 2020 the Company agreed to issue 1,000,000 shares of unregistered Common Stock in respect to private placements at $0.05 per share for total gross proceeds of $50,000 to the Chairman of the Board. The shares were issued on January 13, 2020.

All stock issuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1*	Fee Agreement between Trevor K Hall and Grow Capital Inc dated February 12, 2020.
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

GROW CAPITAL, INC.

Date: February 19, 2020	By: /s/ Jonathan Bonnette
Name: Jonathan Bonnette
Jonathan Bonnette Chief Executive Officer, and President (Principal Executive Officer)