Form 10-Q
period 2020-03-31
GROW CAPITAL, INC.
filed 2020-05-19
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

251,870,721 shares of common stock outstanding as of May 12, 2020
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

GROW CONDOS, INC.

GROW CAPITAL, INC. AND SUBSIDIARIES (Formerly Grow Condos, Inc.)
Condensed Consolidated Balance Sheets
	March 31,	June 30,
ASSETS	2020	2019*
CURRENT ASSETS:	(Unaudited)
Cash	$156,377	$483,430
Subscription receivable	-	150,000
Accounts receivable, net of allowance	142,704	5,903
Accounts receivable, related parties	468,150	-
Interest receivable	3,773	-
Prepaid expenses	245,081	1,434,946
Due from related party	-	16,854
Promissory note receivable	94,951	-
Right to use assets, current portion	5,959	-
Total current assets	1,116,995	2,091,133

Property, plant and equipment, net	845,920	857,599
Intangible assets	200	-
Right to use assets	271,443	-
Assets held for sale	-	859,123
Deposits	5,867	5,867
TOTAL ASSETS	$2,240,425	$3,813,722

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$311,756	$329,980
Accounts payable, related parties	164,364	-
Accrued liabilities	116,490	291,723
Advances from related parties	158,074	105,000
Unearned revenue	10,330	-
Deferred rent	-	2,676
Deferred income tax liability	31,800	-
Lease liability, current portion	4,774	-
Mortgage loans payable, current portion	6,072	8,012
Liability held for sale	-	446,604
Total current liabilities	803,660	1,183,995

Lease liability	277,670	-
Mortgage loans payable, current portion	592,430	597,347
TOTAL LIABILITIES	1,673,760	1,781,342

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 and 5,000,000 shares authorized as at December 31, 2019 and June 30, 2019, respectively, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 500,000,000 shares and 175,000,000 shares authorized, 250,068,180 and 140,744,030 issued, issuable and outstanding at March 31, 2020 and June 30, 2019 respectively.	250,068	140,743
Additional paid-in capital	49,300,968	49,632,970
Accumulated deficit	(48,984,371)	(47,741,333)
Total stockholders' equity (deficit)	566,665	2,032,380
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,240,425	$3,813,722

 *Derived from audited Financial Statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenue	$30,707	$39,584	$269,342	$173,125
Revenue, related parties	534,607	295,584	1,657,909	372,627
Total revenues	565,314	335,168	1,927,251	545,752

Cost of sales, nonrelated parties	292,748	43,274	752,825	125,880
Cost of sale, related parties	-	74,603	186,354	96,213
Total cost of sales	292,748	117,877	939,179	222,093

Gross profit	272,566	217,291	988,072	323,659

Operating expenses
General and administrative	101,065	59,186	267,640	218,430
General and administrative, related parties	56,819	30,722	167,261	36,208
Professional fees	215,075	77,997	745,943	165,312
Stock based compensation	503,171	287,840	1,508,278	616,344
Depreciation, amortization and impairment	2,535	1,304	11,679	2,273
Total operating expenses	878,665	457,049	2,700,801	1,038,567

Income (Loss) from operations	(606,099)	(239,758)	(1,712,729)	(714,908)

Other income (expense):
Interest expenses	(8,937)	(15,625)	(26,917)	(33,200)
Interest income	1,657	-	4,723	-
Total other income (expense), net	(7,280)	(15,625)	(22,194)	(33,200)

Income (loss) from continuing operations	(613,379)	(255,383)	(1,734,923)	(748,108)
Income (loss) from discontinued operations	-	(15,763)	491,885	4,559
Net income (loss)	$(613,379)	$(271,146)	$(1,243,038)	$(743,549)

Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$0.00	$0.00	$0.00
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	248,531,693	118,411,504	227,354,411	113,058,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	-	$-	140,744,030	$140,743	$49,632,970	$(47,741,333)	$2,032,380

Shares issued under business combination			110,675,328	110,675	(29,508)		81,167
Private placements			277,778	278	49,722		50,000
Shares issued to Officers, Directors and employees			450,918	451	89,823		90,274
Conversion of accounts payable into stock			146,987	147	20,137		20,284
Shares retired under sale of subsidiary			(9,093,888)	(9,093)	(900,296)		(909,389)
Loss for the period						(248,893)	(248,893)
Balance, September 30, 2019	-	-	243,201,153	243,201	48,862,848	(47,990,226)	1,115,823
Private placements			1,000,000	1,000	49,000		50,000
Shares issued to Officers, Directors and employees			1,074,381	1,074	91,645		92,719
Conversion of accounts payable into stock			797,169	797	65,306		66,103
Loss for the period						(380,766)	(380,766)
Balance, December 31, 2019	-	-	246,072,703	246,072	49,068,799	(48,370,992)	943,879
Private placements			2,000,000	2,000	98,000		100,000
Shares issued to Officers, Directors and employees			1,650,649	1,651	106,238		107,889
Conversion of accounts payable into stock			344,828	345	27,931		28,276
Loss for the period						(613,379)	(613,379)
Balance, March 31, 2020	-	$-	250,068,180	$250,068	$49,300,968	$(48,984,371)	$566,665

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	-	$-	94,205,542	$94,205	$44,813,485	$(45,336,236)	$(428,546)

Private placements			15,392,860	15,393	1,149,607		1,165,000
Shares issued to Officers, Directors and employees			4,000,000	4,000	476,000		480,000
Loss for the period						(265,445)	(265,445)
Balance, September 30, 2018	-	-	113,598,402	113,598	46,439,092	(45,601,681)	951,009
Shares issued to Officers, Directors and employees			237,540	238	28,266		28,504
Loss for the period						(196,492)	(196,492)
Balance, December 31, 2018	-	$-	113,835,942	$113,836	$46,467,358	$(45,798,173)	$783,021
Shares issued to Officers, Directors and employees			1,882,483	1,882	116,714		118,596
Shares issued to non-employees for services			2,720,805	2,721	211,549		214,270
Conversion of accounts payable into stock			1,017,200	1,017	73,239		74,256
Loss for the period						(377,920)	(377,920)
Balance, March 31, 2019	-	$-	119,456,430	$119,456	$46,868,860	$(46,176,093)	$812,223

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,243,038)	$(743,549)
(Gain) from discontinued operations	(491,885)	(4,559)
Net loss from continuing operations:	(1,734,923)	(748,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,679	2,273
Stock based compensation	1,508,278	616,344
Non-cash interest		6,612
Amortization on right to use assets	2,377
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,027)	(9,651)
Accounts receivable	(81,380)	49,526
Accounts receivable, related parties	(192,495)	(294,995)
Interest receivable	(3,773)	-
Accounts payable	(40,432)	28,217
Account payable, related parties	45,452	117,305
Accrued expenses	(122,211)	(52,184)
Deferred rental expense	-	5,352
Unearned revenue	(6,240)	18,650
Net cash (used in) in operating activities	(617,695)	(260,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business combination	43,975	-
Purchase of property, plant, and equipment		(6,160)
Purchase of intangible assets	-	(200)
Promissory note receivable	(100,000)	-
Proceeds from promissory note receivable	5,050	-
Due from related party	16,854	37,393
Net cash (used in) provided by investing activities	(34,121)	31,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgages	(6,856)	(6,295)
Proceeds (repayment) from related party	(13,121)	66,195
Proceeds from private placement	350,000	1,165,000
Net cash provided by financing activities	330,023	1,224,900

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(3,230)	8,019
Investing activities	(2,030)	74,469
Financing activities	-	(914,203)
Net cash (used) provided by discontinued activities	(5,260)	(831,715)

Net increase (decrease) in cash	(327,053)	163,559
Cash at beginning of period	483,430	13,891
Cash at the end of the period	$156,377	$177,450

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest, discontinued activities	$26,867		$18,416
Cash paid for income taxes	$-	$
Cash paid for operating lease	$18,732	$

Non-cash Investing and Financing Activities:
Stock issued for settlement of accounts payable	$91,433		$-
Stock returned from sale of WCS	$909,389		$-
Assets acquire, net of liabilities, Bombshell	$81,167		$-
Repayment of mortgage under discontinued operation from escrow	$-		$252,141
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

Our wholly owned subsidiary, Resort at Lake Selmac, Inc. (formerly Smoke on the Water, Inc.) was incorporated on October 21, 2016, in the State of Nevada.  The name change was effected February 3, 2020. Resort at Lake Selmac is focused on operating properties in the RV and campground rental industry and currently owns the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon (the “Lake Selmac Property”).

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

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors. In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell (see Note 4), with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying and pursuing suitable acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019 and its operations up to the date of sale were included as Assets and Liabilities’ Held for Sale. (Note 5). While the Company actively marketed the Resort at Lake Selmac during the first and second quarters of fiscal 2020, given the current market conditions, the Company let the listing agreement expire on March 31, 2020 and we determined to continue operating the business until such time as a viable exit strategy for the resort is identified.   As the Company looks to continue to expand in the financial

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business (continued)

technology and related sectors, Grow Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Going Concern

During the three and nine months ended March 31, 2020, the Company reported a net loss of $613,379 and $1,243,038, respectively. Working capital totaled approximately $127,000 (after removing prepaid stock-based compensation) with approximately $156,000 of cash on hand.  The Company believes that as of March 31, 2020 its existing capital resources are not adequate to enable it to fully execute its business plan, including the acquisition of additional operations complementary to its recently acquired subsidiary, Bombshell Technologies. While the Company`s subsidiary provided approximately $900,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2021. These growth plans include the acquisition of several new customers, an increase to users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segment, Bombshell, has not experienced a decline in sales as a result of the impact of COVID 19. The Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property will be delayed until such time as local government permits the resort to reopen.  As the resort operations are seasonal in nature with little activity during the months November through April 1, 2020, management does not expect the delay in opening the resort for the 2020 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

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

Consolidation

These consolidated financial statements include the accounts of Grow Capital, Inc. and its wholly owned subsidiaries, WCS (up until disposal in September 2019), Bombshell Technologies Inc. and Resort at Lake Selmac, Inc, as of March 31, 2020. All significant intercompany accounting transactions have been eliminated as a result of consolidation. In addition to consolidation for the nine months ended March 31, 2020 financial results for the nine months ended March 31, 2019 are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and June 30, 2019, the Company had $0 and $212,985 in excess of the FDIC insured limit, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. During the period to March 31, 2020, the allowance for doubtful accounts totaled approximately $9,243.

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

The Company capitalizes the cost of issuance grants that cover a period of employment or consulting agreement under contract or performance obligation related to future performance and amortizes the compensation related to these contracts ratably over the period of employment or at percentage of completion or other appropriate method for future performance grants. There are no issuance grants outstanding with a performance term longer than one year at March 31, 2020 and June 30, 2019.  Prepaid expenses for the nine months ended March 31, 2020 and fiscal year ended June 30, 2019 include unamortized costs of issuance grants under employment and consulting contracts totalling $186,293 and $1,380,459, respectively.

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

The following table sets forth the number of potential shares outstanding as of March 31, 2020 and June 30, 2019:

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

Note 4 – Merger

On July 23, 2019, (the “Closing Date”), the Company acquired Bombshell, a Nevada corporation, pursuant to a stock exchange agreement (the “Exchange Agreement”), dated June 26, 2019, by and between Bombshell, the shareholders of Bombshell (the “Bombshell Holders”). At the Closing, Bombshell became a wholly owned subsidiary of the Company.  Joel Bonnette, the current President and Chief Executive Officer of Bombshell, now serves as the Chief Executive Officer of Bombshell.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Merger (continued)

Pursuant to the Amendment, at the Closing, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 110,675,328 shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 33,000,000 of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 77,675,328 Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019, to the Bombshell Holders upon the Company filing an effective amended and restated articles of incorporation (the “Charter Amendment”) that increased the number of authorized shares of Common Stock.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 36,769,215 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 12,256,405 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, (ii) Joel Bonnette, and (iii) Terry Kennedy. At the date of this report it remains uncertain whether the EBIT targets which permit the earn out of the first tranche of the additional shares of common stock will be achieved as at the first valuation date.

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

After payment of all closing costs, the Company recorded a gain on sale of approximately $492,000. (See detail below)

(3)Discontinued Operation:

(a)The Results of the Discounted Operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net revenues	$-	$10,800	$14,400	$79,931
Operating expenses
General and administrative	-	19,573	7,964	35,861
Depreciation, amortization and impairment	-	6,990	6,990	20,970
Total operating expenses	-	26,563	14,954	56,831
Income (Loss) from operations	-	(15,763)	(554)	23,100
Gain on sale			492,439	(5,412)
Interest expense	-	-	-	(13,129)
Income (loss) from discontinued operations	$-	$(15,763)	$491,885	$4,559

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(4)Discontinued Operation: (continued)

(b)Assets and liabilities disposed of are as follows

September 30,
2019

Assets:
Lease receivable	$40,804
Prepaid expenses	5,152
Property, plant and equipment, net	809,281
Other assets	6,150
Total Assets	$861,387

Liabilities:
Accrued liabilities	367,367
Other liabilities	79,100
Total Liabilities	446,467
Net Assets	$414,920

Consideration:
Purchaser return 9,093,888 shares of common stock, FMV at $0.10	$909,389
Payment on certain items during closing	(2,030)
Total consideration	$907,359

Gain on sale of WCS	$492,439

(c)Groups of assets and liabilities held for sale as of March 31, 2020 and June 30, 2019

	March 31,	June 30,
	2020	2019

ASSETS:
Lease receivable	$-	$26,403
Prepaid expenses	-	10,299
Property, plant and equipment, net	-	816,271
Other assets	-	6,150
TOTAL ASSETS	$-	$859,123

LIABILITIES:
Accounts payable and accrued liabilities	$-	$367,504
Other liabilities	-	79,100
TOTAL LIABILITIES	-	446,604
NET ASSETS	$-	$412,519

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(5)Mortgages Payable related to assets held for sale on Pioneer Property and Eagle Mountain Property

	March 31, 2020	June 30, 2019
Liability held for sale – Mortgages on Eagle Mountain Property	$-	$-
Liability held for sale – Mortgage on Pioneer Property	-	-
	$-	$-

In 2013, upon the acquisition of the Eagle Point Property, WCS assumed the sellers’ mortgage from People’s Bank of Commerce, NA (“People’s Bank”).  The original principal amount of the mortgage was $930,220, had an interest rate equal to People’s Bank’s prime rate plus 1.75%, required 58 monthly payments of $5,946 and required a balloon payment of $802,294 on June 28, 2018, the maturity date. The mortgage was secured by liens against certain properties owned by the seller.  In August 2018, the Company paid the mortgage in full. As of March 31, 2020, and June 30, 2019, the balance on the mortgage was $0.

In 2013, after the acquisition of the Eagle Point Property, WCS entered into a second mortgage with People’s Bank for the amount of $120,000.  The mortgage had an interest rate equal to People’s Bank’s prime rate plus 3%, required 56 monthly payments of $883, and required a balloon payment of $104,329 on October 15, 2018, the maturity date. The mortgage was collateralized by a deed of trust and assignment of rents with the seller and WCS in the amount of $120,000.  In August 2018, the Company paid the mortgage in full. As of March 31, 2020, and June 30, 2019, the balance on the mortgage was $0.

In April 2016, the Company acquired the Pioneer Property and entered into a mortgage with the seller for the amount of $267,129.  The mortgage originally had an interest rate of 6% per annum and a maturity date of the earlier of (a) October 1, 2017 or the date construction begins on the condominium building proposed to be built.  In October 2017, the Company entered into an amended mortgage by making a principal payment of $15,000 and financing the remaining balance of $252,129.  The amended mortgage bears interest at the rate of 6% per annum and required interest only monthly payments of $1,261 from November 2017 through June 2018 with the remaining amount due in the form of a final balloon payment in July 2018. As noted above in Note 4, in September 2018, the Company closed on the sale of the parcel of land acquired with financing provided by the mortgage.  As a condition of the sale, the mortgage was fully repaid at closing. As of March 31, 2020, and June 30, 2019, the balance on the mortgage was $0.

Note 6– Mortgages Payable

On September 4, 2019 the Company entered into a 90-day listing agreement for the sale of the Resort at Lake Selmac site location (formerly Smoke on the Water) for an offering price of $850,000, with expected 6% sales commission. This sales contract was extended in December 2019 for a further period under the same terms and conditions, expiring March 31, 2020.  At June 30, 2019 the Company recorded an impairment change of $112,000 based on the expected sales price less costs of sale compared to the carrying value at June 30, 2019.  The Company did not renew the listing agreement on March 31, 2020 and will continue to operate the property at this time.  Management has reviewed the asset for impairment as at March 31, 2020 and does not believe further impairment is required at this time.

Mortgage related to Resort at Lake Selmac as below:

	March 31, 2020	June 30, 2019
Liability held for sale on Resort at Lake Selmac	$598,502	$605,359

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6– Mortgages Payable (continued)

In March 2017, the Company acquired the Lake Selmac Property.  Upon closing, the Company entered into mortgage payable with the seller in the amount of $625,000 with a maturity date of March 6, 2022.  The mortgage had an interest rate of 5% per annum covering the monthly payments of $3,355 for the initial 12 months, which increased to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  During the nine months ended March 31, 2020, the Company paid $6,856 to the principal of mortgage and $26,867 to the interests of the mortgage. As of March 31, 2020, and June 30, 2019, the balance on the mortgage was $598,502 and $605,359, respectively.  The note is unsecured.

As of March 31, 2020, the approximate future aggregate principal payments in respect of our current obligations were as follows:

2020	$6,072
2021	8,904
2022	583,526
$598,502

Note 7 – Property and Equipment, Net

Property and improvements consisted of the following as of March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019
Lake Selmac Property	$768,782	$768,782
Leaseholder improvement	67,644	67,644
Furniture and Fixtures	25,892	25,892
	862,318	862,318
Less: accumulated depreciation and impairment	(16,398)	(4,719)
	$845,920	$857,599

Depreciation expense (excluding impairment) amounted to $2,535 and $11,679, for the three and nine months ended March 31, 2020, respectively.

Depreciation expense (excluding impairment) amounted to $1,304 and $2,273, for the three and nine months ended March 31, 2019, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Promissory Note Receivable

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note (the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan will be used by Encompass for working capital and general corporate purposes.  The Note has a twelve-month term, an interest rate of 5.0%, and is payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass. During the nine months ended March 31, 2020, the Company received $6,000 towards monthly installments. We recorded interest income of $1,657, and $4,723 during the three and nine months ended March 31, 2020.

The Board of Directors have subsequently determined not to proceed with the acquisition as contemplated under the LOI.

Note 9 – Accrued Liabilities

Accrued liabilities at March 31, 2020 and June 30, 2019 consist of the following:

	March 31, 2020	June 30, 2019
Accrued salaries and wages	$60,967	$113,823
Accrued interest on mortgage	21,431	21,431
Accrued expenses	34,092	156,469
	$116,490	$291,723

Note 10 – Capital Stock

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

Common Stock

Share issuances during the nine months ended March 31,2020:

During the three months ended September 30, 2019, the Company issued a total of 110,675,328 shares to acquire Bombshell Technologies, Inc. (See Note 4).

During the nine months ended March 31, 2020, the Company issued 3,277,778 shares of unregistered Common Stock in respect to private placements for total gross proceeds of $200,000. In the period, the Company collected $150,000 from a prior period subscription receivable.

During the nine months ended March 31, 2020, the Company issued a total of 3,175,948 shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $290,882.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital Stock (continued)

During the nine months ended March 31, 2020, the Company issued 1,288,984 fully vested unregistered shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $91,433 liability settlement and stock-based compensation of $23,230 on the statement of operations.

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

Options

A summary of the change in stock purchase options outstanding for the periods ended March 31, 2020 and June 30, 2018 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2018	500,000	$0.40	$0.52	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	500,000	$0.40	$0.52	1.83
Options issued
Options expired
Options exercised
Balance – March 31, 2020	500,000	$0.40	$0.52	1.08

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 11 – Related Party Transactions

(1)Bombshell Technologies, Inc.

Revenue

The following table summarizes the revenue from the Company’s related parties:

	Three Months Ended	Nine Months Ended
	March 31, 2020
Appreciation Financial, Corp (1)	$195,065	$586,154
Mpower Group (1)	84,096	207,467
Public Employee Retirement Assistance (1)	47,261	187,189
Superior Performers Inc. (1)	180,916	649,830
Others	27,269	27,269
Grand Total	$534,607	$1,657,909

(1)

The Company had a significant concentration of revenue from these four customers totaling 95% and 98% of gross related party revenues during the three and nine months ended December 31, 2019, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes the accounts receivable from the Company’s related parties:

March 31, 2020
Appreciation Financial, LLC (1)	$160,723
Mpower (1) (2)	207,467
Public Employee Retirement Assistance	19,605
Superior Performers Inc (1)	80,355
Total	$468,150

(1)

The Company had a significant concentration of accounts receivable from these three customers totaling 96% as at March 31, 2020. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

(2)

On April 22, 2020, the Company entered into General Services Agreement with Mpower. For its Services, Bombshell shall receive a three percent (3%) fee from all commissions MPower receives through the Bombshell back office platform. Bombshell may take its fee before it distributes all remaining commissions to MPower.

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

	Three Months Ended	Nine Months Ended
	March 31, 2020
Ambiguous Holdings, LLC (1)(2)	$-	$7,555
Trendsic Corporation Inc. (1)(2)	-	178,799
Total	$-	$186,354

(1)

The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 0% and 21% of costs of goods sold in the three and nine months ended March 31, 2020, respectively.

(2)	Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Note 11 – Related Party Transactions (continued)

(1)Bombshell Technologies, Inc. (continued)

The following table summarizes expense related to commission fees included as General and administrative – related parties:

	Three Months Ended	Nine Months Ended
	March 31, 2020
Zeake, LLC (1)	$56,819	$167,260

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes accounts payable to the Company’s related parties:

March 31, 2020
Trendsic Corporation Inc. (1)	$61,948
Zeake, LLC (1)	102,416
$164,364

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Advances

As of March 31, 2020, and June 30, 2019, Bombshell Software LLC, a company controlled by an officer of our 100% owned subsidiary, Bombshell Technologies Inc. had made non-interest-bearing cash advances in the cumulative amount of $53,074 and $66,195, respectively to Bombshell Technologies Inc.

(2)WCS

Until its sale of WCS on September 30, 2019, the Company was leasing units in the building located at the Eagle Point Property.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms, 1,500 square feet of office space which is currently being offered for lease, and one 7,500 square foot grow facility. The four grow rooms are currently being offered for lease, and the grow facility is under lease to a company controlled by our former CEO and Chairman.  The lease for the grow facility was entered into by the prior owner before the purchase of the Eagle Point Property by WCS in 2013.  The lease term for the grow facility began once the tenant improvements were completed and the premises were occupied in fiscal 2017 and continues for a period of 36 months. The lease on the grow facility commenced in fiscal 2017. Revenue recorded in three and nine months ended March 31, 2020 included in discontinued operations to related parties which amounted to $14,400. Revenue recorded in three and nine months ended March 31, 2019 included in discontinued operations to related parties amounted to $14,400 and $28,800, respectively.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

(3)Grow Capital (continued)

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. Material lease hold improvements are being amortized over the term of the lease. The Company commenced occupation of the premises in February 2019. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a beneficial owner of more than 10% of the Company’s Common Stock. Total rent charged under this sublease during the nine months ended March 31, 2020 was $29,419 of which $18,732 has been paid.

In July 2018, the Company entered into a consulting agreement with Mr. Kennedy with a one-year term.  Mr. Kennedy received a fixed fee of $100,000 for his services which was payable in unregistered shares of Common Stock valued at $0.10 per share for the first $50,000 on July 1, 2018 and at $0.034 for the second $50,000 payable on January 1, 2019 for a total of 1,970,805 unregistered shares of Common Stock, all of which have been issued. The shares payable on January 1, 2019 were valued at $394,161 and are being expensed in the fiscal year ended June 30, 2019.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

(3)Grow Capital (continued)

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services. Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from the related entity.  As of March 31, 2020, and June 30, 2019, the amount held in cash by the related entity and reported as a current asset as due from related party was $0 and $16,854.

On February 12, 2020, the Company entered into a consulting agreement with Trevor Hall and appointed Mr. Hall to serve as an interim CFO of the Company beginning January 1, 2020 through December 31, 2020. Pursuant to the consulting agreement, a fixed fee of One Million Two Hundred Thousand (1,200,000) shares of the Company’s unregistered restricted common stock for his providing chief financial officer services. The shares are to be issued at a rate of Three Hundred Thousand (300,000) shares per quarter. The first installment, covering the period January 1 to March 31, 2020, was issued on March 3, 2020 and vest immediately upon issuance.

During the nine months ended March 31, 2020 certain officers and directors either as individuals or through companies controlled by them subscribed for shares of common stock for gross proceeds of $150,000 at $0.05 per share for a total of 3,000,000 shares of unregistered Common Stock.

Note 12 - Leases

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

Future minimum lease payments under non-cancellable leases as of March 31, 2020 as presented in accordance with ASC 842 were as follows:

2020	$28,821
2021	39,457
2022	40,622
2023	41,906
2024	43,190
Remaining periods	185,488
Total future minimum lease payments	379,484
Less: imputed interest	(97,040)
Total	282,444
Current portion of operating lease	4,774
Long term of operating lease	$277,670

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Reporting

The Company's operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operational, and growth and technology development strategies.

The recreational vacation site rentals segment operated by Resort at Lake Selmac, Inc. derives its revenue from rental of RV sites and campsites at its owned location on Lake Selmac in Oregon, US. The Fintech segment operated by Bombshell Technologies based in Nevada and Louisiana derives its income from proprietary software which delivers customized back office compliance, sophisticated multi-pay commission processing, and a unique new client application submission system, along with digital engagement marketing services centric to financial services. We derive revenue from both operating segments.

There are no inter-segment sales. The costs associated with management overhead for Grow Capital are dedicated to our key operating segment in the FinTech industry, Bombshell Technologies,  and all corporate overhead has been included in this segment disclosure as a result.

Three and nine months ended March 31, 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues by segment:
Bombshell Technologies and corporate	$565,314	$298,072	$1,800,739	$377,599
Resort at Lake Selmac	-	37,096	126,512	168,153
Revenues	$565,314	$335,168	$1,927,251	$545,752

Segment profit (loss)
Bombshell Technologies and corporate	$(585,886)	$(223,503)	$(1,703,146)	$(713,704)
Resort at Lake Selmac	(20,213)	(16,255)	(9,583)	(1,204)
Total segment profit	(606,099)	(239,758)	(1,712,729)	(714,908)

	As of March 31,
	2020	2019
Assets by segment
Bombshell Technologies and corporate *	$1,445,031	$2,899,923
Resort at Lake Selmac	795,394	913,799
Total assets	$2,240,425	$3,813,722

*Includes assets held for sale

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Other Events

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (former CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.) filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and is vigorously defending against such claims. At the time of this report, the Company is unable to determine or quantify potential losses in respect of the aforementioned action.

Note 15- Subsequent Events

On April 1, 2020, Jonathan Bonnette, who has been the President and Chief Executive Officer of Grow since July 1, 2018, transitioned out of his role as President and Chief Executive Officer and become the Company’s Chief Technology Officer and the Chief Executive Officer of the Company’s subsidiary, Bombshell Technologies.

Mr. Terry Kennedy was appointed to succeed Mr. Bonnette as the President and Chief Executive Officer of the Company, effective April 1, 2020. Mr. Kennedy will serve as the President and Chief Executive Officer until his successor is appointed by the Board, or until his earlier resignation, removal or death. In connection with Mr. Kennedy’s appointment, the Company and Mr. Kennedy entered into an executive compensation agreement (the “Compensation Agreement”) with an effective date of April 1, 2020. Pursuant to the Compensation Agreement, Mr. Kennedy will have the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer, as reasonably and lawfully directed by the Board. Mr. Kennedy will continue to provide services to clients of Appreciation Financial, a business Mr. Kennedy founded and owns, as well as to otherwise be individually employed by another entity or entities. Mr. Kennedy will, however, be required to devote his time and apply his attention, skill and best efforts to the faithful performance of his duties as President and Chief Executive Officer of the Company in a professional manner.

The Compensation Agreement governs the terms and conditions regarding Mr. Kennedy’s compensation for the three-month period beginning on April 1, 2020, and ending on June 30, 2020, and may be terminated “for cause” only. Pursuant to the Compensation Agreement, following his appointment as President and Chief Executive Officer, Mr. Kennedy was issued one million (1,000,000) unregistered, restricted shares of the Company’s common stock on April 20, 2020 as compensation for the three-month period ending June 30, 2020. These shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.   The shares of common stock issued are immediately and fully vested, and deemed to be fully earned, upon their issuance.

During the initial three-month term of the Compensation Agreement, the Board and Mr. Kennedy have agreed to put forth their best efforts to negotiate and consummate a more permanent executive compensation or employment agreement, anticipated to become effective July 1, 2020. If such a permanent executive compensation/employment agreement is not consummated prior to July 1, 2020, the Compensation Agreement will automatically renew for one additional three-month period beginning on July 1, 2020, with Mr. Kennedy entitled to receive up to an additional one million (1,000,000) unregistered, restricted shares of the Company’s common stock, with the actual number of shares being prorated for the portion of the extended period actually served until the more permanent executive compensation/employment agreement is consummated.

On April 2, 2020 the Company issued 2,086,678 fully vested unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.

GROW CAPITAL, INC. AND SUBSIDIARIES

(formerly Grow Condos, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15- Subsequent Events (Continued)

On April 3, 2020 the Company issued a further 300,000 fully vested unregistered shares of Common Stock to the Company’s CFO as compensation under the consulting contract for his services for the period April 1, 2020 through June 30, 2020.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.

Subsequent to the quarter ended March 31, 2020 the Company determined not to renew its listing for the sale of the Resort at Lake Selmac. As a result of the COVID-19 pandemic, the scheduled opening date of April 1, 2020 for the resort property was postponed indefinitely and the resort remains closed as at the date of this report. As a result of the current decline in real estate transactions in the United States as a result of the pandemic, and the closure of the resort, the Company will review the sale of this property when appropriate at a future date.

On May 13, 2020 the Company’s Board of Directors approved a 1 for 20 reverse split whereby shareholders shall receive one (1) post reverse split share of Common Stock for each twenty (20) pre-split shares of Common Stock.   Further the Company shall pay cash to shareholders who are left with only a fractional share and shall round up any other partial shares to the nearest whole share.  The Company will be required to file a Schedule 14C information statement with the Securities and Exchange Commission and will require majority shareholder approval.  The Board of Directors has determined that the close of business on June 8, 2020, will be the record date (“Record Date”) for the stockholders entitled to notice of the actions authorizing the reverse split.  The above noted corporate action remains subject to approval from the Financial Industry Regulatory Authority ("FINRA").

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2019, as filed with the Securities and Exchange Commission in our Form 10-K on October 15, 2019, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

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

Keeping in line with our change of operational focus as set out above, on June 26, 2019 the Company entered into a stock exchange agreement (the “Exchange Agreement”) with Bombshell Technologies, Inc. (“Bombshell”) and the shareholders of Bombshell (the “Bombshell Holders”).  Pursuant to the Exchange Agreement, which closed on July 23, 2019, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 110,675,328 shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 33,000,000 of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 77,675,328 Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019 upon approval of the increase to the Company’s authorized common stock to 550,000,000 shares, consisting of 500,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, effective August 29, 2019.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 36,769,215 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 12,256,405 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, the Company’s former CEO and current CTO (ii) Joel Bonnette, the Bombshell CEO and (iii) Terry Kennedy, a majority shareholder of the Company and current CEO.

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

On September 4, 2019 the Company entered into a listing agreement for the sale of the Resort at Lake Selmac site location (formerly Smoke on the Water)for an offering price of $850,000, with expected 6% sales commission. Such listing agreement was extended in December 2019 under the same terms and conditions, expiring in March 2020. The listing agreement was not renewed on expiry.  While COVID 19 has delayed the opening of the resort for the 2020 season, management intends to operate this property once the local government regulation has released any closure requirements.

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

On April 1, 2020, Jonathan Bonnette, who has been the President and Chief Executive Officer of Grow since July 1, 2018, transitioned out of his role as President and Chief Executive Officer and become the Company’s Chief Technology Officer and the Chief Executive Officer of the Company’s subsidiary, Bombshell Technologies.

Mr. Terry Kennedy was appointed to succeed Mr. Bonnette as the President and Chief Executive Officer of the Company, effective April 1, 2020. Mr. Kennedy will serve as the President and Chief Executive Officer until his successor is appointed by the Board, or until his earlier resignation, removal or death.

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

While the Company focuses its current operations on the FinTech sector, we will continue to  operate our Resort at Lake Selmac site location.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

As discussed above, the Company shifted its focus to the FinTech sector during the current fiscal year and acquired an operating, revenue generating subsidiary, Bombshell.  Further, the Company divested WCS effective September 30, 2019  While the Resort at Lake Selmac site location was classified as “held for sale” in the first two quarters of fiscal 2020, management has determined to continue to operate the property until further notice, and its operations have been returned to continuing operations in the current quarter.  During the most recent quarter ended March 31, 2020, the Resort at Lake Selmac did not generate any revenues as we initially worked to re-brand the site as a resort destination location and attend to minor repairs and site upgrades during January and February 2020. Subsequently in March 2020 the Resort remained closed as a result of local state orders preventing its re-opening due to COVID 19.  Financial results for the  three and nine months ended March 31, 2019 are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

Three Months Ended March 31, 2020 compared to Three Months ended March 31, 2019

Revenue and costs of revenue

During the three months ended March 31, 2020 we generated gross revenues of $565,314, of which $534,607 was derived from related party customers, compared to $335,168 in the comparative three months ended March 31, 2019, of which $295,584 was derived from related party customers. Costs of sales in the current three months totaled $292,748 of which $0 were costs of related party services, compared to $117,877 for the three months ended March 31, 2019 of which $74,603 were costs of related party services. Gross profit for the comparative three-month periods ended March 31, 2020 and 2019, respectively totaled $272,566 and $217,291. We do not yet have sufficient revenues to meet our ongoing operational overhead. Reported revenues in the comparative periods were generated by our wholly owned subsidiary in the FinTech sector, Bombshell which did not form and begin operations until November 2018, and the Resort at Lake Selmac site location which provides RV and campsite services.   During the three months ended March 31, 2020 and 2019, operations of the Resort at Lake Selmac contributed gross profit of $0 and $16,779, while operations of Bombshell contributed gross profit of $272,566 and $200,512, respectively.

Operating expenses

Our operating expenses for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Month Ended
	March 31
	2020	2019
Revenue	$30,707	$39,584
Revenue, related parties	534,607	295,584
Total revenues	565,314	335,168

Cost of sales, nonrelated parties	292,748	43,274
Cost of sale, related parties	-	74,603
Total cost of sales	292,748	117,877

Gross profit	272,566	217,291

Operating expenses
General and administrative	101,065	59,186
General and administrative, related parties	56,819	30,722
Professional fees	215,075	77,997
Stock based compensation	503,171	287,840
Depreciation, amortization and impairment	2,535	1,304
Total operating expenses	878,665	457,049

Income (Loss) from operations	(606,099)	(239,758)

Three months ended March 31, 2020 and 2019

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial increase in operating expenses from $457,049 during the three months ended March 31, 2019 compared to $878,665 during the three months ended March 31, 2020.  The increase in operating expenses is predominantly attributable to an increase in professional fees and stock-based compensation in the current period. During fiscal 2019 and 2020, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $287,840 for the three months ended March 31, 2019 compared to $503,171 in the current three months ended March 31, 2020. Professional fees also increased substantially period over period from $77,997 to $215,075 as the Company undertook various corporate actions and acquisitions in the period.  General and administrative fees also increased in the current three-month period ended March 31, 2020 from $59,186 (2019) to $101,065 in fiscal 2020.  This was directly as a result of increased operations period over period related to Bombshell and other corporate actions by the parent entity, Grow Capital. General and administrative fees incurred from related parties also increased period over period from $30,722 in the three months ended March 31, 2019 to $56,819 in the three months ended March 31, 2020 as the Company increased its continuing operation to include operations of Bombshell.  Depreciation, amortization and impairment also increased from $1,304 to $2,535 in the current three-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the three months ended March 31, 2020 reflect other income of $1,657 in the current three months as a result of interest income related to a short term loan provided by the Company to a third party, with no similar transaction in the comparative three-month period ended March 31, 2019. Interest expenses with respect to a mortgage on the Resort at Lake Selmac totaled $8,937 and $9,013 respectively in the three-month periods ended March 31, 2020 and 2019. During the three months ended March 31, 2019, the Company recorded noncash interest expenses of $6,612 with no similar expense in the current three-month period.

Net losses from continuing operations in the three months ended March 31, 2020 totaled $613,379 and $271,146, respectively.

Discontinued operations

The Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the and operations prior to the sale are included in discontinued operations. During the three months ended March 31, 2020, the Company reported loss from discontinued operations of $0 and $15,763, respectively.

Net losses in the three months ended March 31, 2020 and 2019 totaled $613,379 and $271,146, respectively.

Nine Months Ended March 31, 2020 compared to nine months ended March 31, 2019

Revenue and cost of revenue

During the nine months ended March 31, 2020 we generated gross revenues of $1,927,251, of which $1,657,909 was derived from related party customers, compared to $545,752 in the comparative nine months ended March 31, 2019, of which $372,627 was derived from related party customers. Costs of sales in the current nine months totaled $939,179 of which $186,354 were costs of related party services, compared to $222,093 for the nine months ended March 31, 2019, of which $96,213 were costs of related party services. Gross profit for the comparative nine-month periods ended March 31, 2020 and 2019, respectively totaled $988,072 and $323,659.  We do not yet have sufficient revenues to meet our ongoing operational overhead. Reported revenues in the period were generated by our wholly owned subsidiary in the FinTech sector, Bombshell which did not form and begin operations until November 2018, and the Resort at Lake Selmac site location which provides RV and campsite services. During the nine months ended March 31, 2020 and 2019, operations of the Resort at Lake Selmac contributed gross profit of $87,796 and $99,922 respectively, while operations of Bombshell contributed gross profit of $900,276 and $223,737, respectively.

Operating expenses

Our operating expenses for the nine-month periods ended March 31, 2020 and 2019 were as follows:

	Nine Months Ended
	March 31,
	2020	2019
Revenue	$269,342	$173,125
Revenue, related parties	1,657,909	372,627
Total revenues	1,927,251	545,752

Cost of sales, nonrelated parties	752,825	125,880
Cost of sale, related parties	186,354	96,213
Total cost of sales	939,179	222,093

Gross profit	988,072	323,659

Operating expenses
General and administrative	267,640	218,430
General and administrative, related parties	167,261	36,208
Professional fees	745,943	165,312
Stock based compensation	1,508,278	616,344
Depreciation, amortization and impairment	11,679	2,273
Total operating expenses	2,700,801	1,038,567

Income (Loss) from operations	(1,712,729)	(714,908)

Nine months ended March 31, 2020 and 2019

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial increase in operating expenses from $1,038,567 during the nine months ended March 31, 2019 compared to $2,700,801 during the nine months ended March 31, 2020.  The increase in operating expenses is predominantly attributable to an increase in professional fees and stock-based compensation in the current period, as well as an increase in general and administrative expenses incurred by related parties as a result of the acquisition of Bombshell Technologies Inc. During fiscal 2020 and 2019, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $616,344 for the nine months ended March 31, 2019 compared to $1,508,278 in the current nine months ended March 31, 2020. Professional fees also increased substantially period over period from $165,312 to $745,943 as the Company undertook various corporate actions and acquisitions in the period.  General and administrative fees were also increased in the current nine-month period ended March 31, 2020 from $218,430 (2019) to $267,640 in fiscal 2020.  This was as a direct result of the increase in the operations as a result of our wholly owned subsidiary, Bombshell. General and administrative fees incurred from related parties increased substantially in the comparative periods from $36,208 in 2019 to $167,261 in 2020 as the Company’s operations included the expanding operations of Bombshell.  Depreciation, amortization and impairment also increased from $2,273 to $11,679 in the current nine-month periods.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the nine months ended March 31, 2020 and 2019 reflect other income of $4,723 in the current nine months as a result of interest income related to a short term loan provided by the Company to a third party, with no similar transaction in the comparative nine-month period ended March 31, 2019. Interest expenses with respect to a mortgage on the Resort at Lake Selmac totaled $26,917 and $26,588 respectively in the nine-month periods ended March 31, 2020 and 2019.  During the nine months ended March 31, 2019, the Company recorded noncash interest expenses of $6,612 with no similar expense in the current nine-month period

Net losses from continuing operations in the nine months ended March 31, 2020 and 2019 totaled $1,734,923 and $748,108, respectively.

Discontinued operations

The Company sold its wholly owned subsidiary WCS effective September 30, 2019. The effect of the and operations prior to the sale are included in discontinued operations. During the nine months ended March 31, 2020, the Company reported income from discontinued operations of $491,885 and $4,559, respectively.

The increase in results period over period is a direct result of the sale of WCS, and the associated gain of approximately $492,000.

Net losses in the nine months ended March 31, 2020 and 2019 totaled $1,243,038 and $743,549, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At March 31, 2020	At June 30, 2019

Current Assets	$1,116,995	$2,091,133
Current Liabilities	803,660	1,183,995
Working Capital	$313,335	$907,138

As of March 31, 2020, the Company had total current assets of $1,116,995 (including stock based compensation recorded as prepaid expenses of $241,271) and working capital of $313,335 compared to total current assets of $2,091,133 (including stock based compensation recorded as prepaid expenses of $1,431,796) and working capital of $907,138 as of June 30, 2019. The decrease in our working capital was primarily a result of amortization of prepaid stock-based compensation.

During the nine months ended March 31, 2020, cash used in operating activities totaled $617,695, primarily as a result of a net loss from continuing operations of $1,734,923 and a gain from discontinued operations of $491,885.  The net loss from continuing operations was offset by stock-based compensation of $1,508,278, depreciation, amortization and impairment expenses of $11,679 and amortization of right to use assets of $2,377.  Further during the nine months ended March 31, 2020 we increased our accounts receivable by $81,380, our related party accounts receivable by $192,495, and our related party accounts payable by $45,452 while reducing our accrued expenses and accounts payable related parties.  Unearned revenue also decreased in the current period.  In the nine months ended March 31, 2019, cash used in operating activities totaled $260,659 with a net loss from continuing operations of $748,108, and a gain from discontinued operations of $4,559, offset by stock-based compensation of $616,344, non-cash interest of $6,612, and depreciation, amortization and impairment expenses of $2,273.  During the nine months ended March 31, 2019 we decreased our accounts receivable by $49,526 and our accrued expenses by $52,184. Our related party accounts receivable increased by $294,995, while our accounts payable increased by $28,217 and our related party accounts payable increased by $117,305.  Unearned revenue also increased in the nine months ended March 31, 2019 by $18,650.

Net cash provided by investing activities in the nine months ended March 31, 2019 was $31,033, as compared to net cash used of $34,121 in the nine months ended March 31, 2020.  Increase to cash due from related party in the current nine-month period totaled $16,854 as compared to $37,393 in the prior comparative period in 2019.  During the most recent nine months ended March 31, 2020 the Company loaned a third party $100,000 on a one-year promissory note and received cash from the acquisition of Bombshell of $43,975, with no similar transactions in the prior nine months ended March 31, 2019. Results for the nine months ended March 31, 2019 also include the purchase of equipment of $6,160 and the acquisition of intangible assets of $200 with no similar transactions in the current nine months ended March 31, 2020.

Net cash provided by financing activities was $1,224,900 in the nine months ended March 31, 2019 as compared to $330,023 in 2020.  During the current nine-month period ended March 31, 2020, the Company closed private placements for total proceeds of $350,000, compared to total proceeds of $1,165,000 from private placements during the comparable period ended March 31, 2019.  Cash from financing activities in the nine months ended March 31, 2020 was offset by a repayment to a related party of $13,121 in the current period, as compared to proceeds from a related party of $66,195 in the prior comparative period. The Company reduced its mortgage on the Resort at Lake Selmac property by $6,856 and $6,295 respectively during the nine months ended March 31, 2020 and 2019.

Net cash used by discontinued activities totaled $831,715 in the nine months ended March 31,2019, as compared to cash used by discontinued activities of $5,260 in the current nine months ended March 31, 2020.

Going Concern

During the three and nine months ended March 31, 2020, the Company reported a net loss of $613,379 and $1,243,038, respectively. Working capital totaled approximately $127,000 (after removing prepaid stock-based compensation) with approximately $156,000 of cash on hand.  The Company believes that as of March 31, 2020 its existing capital resources are not adequate to enable it to fully execute its business plan, including the acquisition of additional operations complementary to its recently acquired subsidiary, Bombshell Technologies. While the Company`s subsidiary provided approximately $900,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2020. These growth plans include the acquisition of several new customers, an increase to users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segment, Bombshell, has not experienced a decline in sales as a result of the impact of COVID 19. The Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property will be delayed until such time as local government permits the resort to reopen.  As the resort operations are seasonal in nature with little activity during the months November through April 1, 2020, management does not expect the delay in opening the resort for the 2020 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2020, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (former CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.)filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and is vigorously defending against such claims. At the time of this report, the Company is unable to determine or quantify potential losses in respect of the aforementioned action.

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

On March 3, 2020 the Company issued 344,828 fully vested unregistered shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $15,000 liability settlement and stock-based compensation of $13,276 on the statement of operations.

On March 5, 2020 the Company issued 300,000 fully vested unregistered shares of Common Stock to an officer of the Company as compensation under the terms of a consulting contract for his services as CFO for the period January 1, 2020 through March 31, 2020.  On April 3, 2020 the Company issued a further 300,000 fully vested unregistered shares of Common Stock to the same officer of the Company as compensation under the consulting contract for his services as CFO for the period April 1, 2020 through June 30, 2020.  The Company valued each of the aforementioned issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.

On March 12, 2020 the Company issued 1,000,000 shares of unregistered Common Stock in respect to a private placement at $0.05 per share for total gross proceeds of $50,000 to a company controlled by an officer of the Company.

On April 2, 2020 the Company issued 2,086,678 fully vested unregistered shares of Common Stock to officers and directors as part of their respective board compensation package.

On April 20, 2020 the Company issued 1,000,000 fully vested unregistered shares of Common Stock to an officer of the Company as compensation under the terms of a consulting contract for his services as CEO and President for the period April 1, 2020 through June 30, 2020.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.

All stock issuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

Transition of Jonathan Bonnette

On April 1, 2020, Jonathan Bonnette, who has been the President and Chief Executive Officer of Grow Capital, Inc., since July 1, 2018, transitioned out of his role as President and Chief Executive Officer and become the Company’s Chief Technology Officer and the Chief Executive Officer of the Company’s subsidiary, Bombshell Technologies, Inc.

Appointment of Terry Kennedy

The Company’s Board of Directors (the “Board”) has appointed Terry Kennedy, 43, to succeed Mr. Bonnette as the President and Chief Executive Officer of the Company, effective April 1, 2020. Mr. Kennedy will serve as the President and Chief Executive Officer until his successor is appointed by the Board, or until his earlier resignation, removal or death. In connection with Mr. Kennedy’s appointment, the Company and Mr. Kennedy entered into an executive compensation agreement (the “Compensation Agreement”) with an effective date of April 1, 2020. Pursuant to the Compensation Agreement, Mr. Kennedy will have the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer, as reasonably and lawfully directed by the Board. Mr. Kennedy will continue to provide services to clients of Appreciation Financial, a business Mr. Kennedy founded and owns, as well as to otherwise be individually employed by another entity or entities. Mr. Kennedy will, however, be required to devote his time and apply his attention, skill and best efforts to the faithful performance of his duties as President and Chief Executive Officer of the Company in a professional manner.

The Compensation Agreement governs the terms and conditions regarding Mr. Kennedy’s compensation for the three-month period beginning on April 1, 2020, and ending on June 30, 2020, and may be terminated “for cause” only. Pursuant to the Compensation Agreement, following his appointment as President and Chief Executive Officer, Mr. Kennedy will be issued one million (1,000,000) unregistered, restricted shares of the Company’s common stock within ten (10) days of the execution of the Compensation Agreement, as compensation for the three-month period ending June 30, 2020.

During the initial three-month term of the Compensation Agreement, the Board and Mr. Kennedy have agreed to put forth their best efforts to negotiate and consummate a more permanent executive compensation or employment agreement, anticipated to become effective July 1, 2020. If such a permanent executive compensation/employment agreement is not consummated prior to July 1, 2020, the Compensation Agreement will automatically renew for one additional three-month period beginning on July 1, 2020, with Mr. Kennedy entitled to receive up to an additional one million (1,000,000) unregistered, restricted shares of the Company’s common stock, with the actual number of shares being prorated for the portion of the extended period actually served until the more permanent executive compensation/employment agreement is consummated.

The shares of common stock issuable pursuant to the Compensation Agreement (the “Shares”) will be immediately and fully vested, and deemed to be fully earned, upon their issuance. The Shares will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, based in part upon the following factors: (a) the issuance of the securities was in connection with an isolated private transaction which did not involve any public offering; (b)

there was a single offeree; and (c) there were no subsequent or contemporaneous public offerings of the securities by the Company.

Since 2008, Mr. Kennedy has served as the president and CEO of Appreciation Financial, a company Mr. Kennedy founded. Appreciation Financial is a full-service national financial company with headquarters in Las Vegas and an Inc. 5000 company two years in a row (2018 and 2019). Mr. Kennedy received the 2019 Gold American Business Awards Stevie Award® for Entrepreneur of the Year-Financial Services and was a Finalist for Ernst & Young Entrepreneur Of The Year® 2019. Mr. Kennedy has been a consultant to the Company since July 1, 2018.

Mr. Kennedy has a broad background in general management, strategy, marketing, services, and financial matters. Under Mr. Kennedy’s leadership, Appreciation Financial received the Gold award for “Company of the Year-West US” by the Best in Biz awards and was also named one of the “Best Entrepreneurial Companies in America” by Entrepreneur Magazine’s Entrepreneur 360™ list.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1*#	Compensation Agreement
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

*Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on April 3, 2020.

**As filed herewith.

# Management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW CAPITAL, INC.

Date: May 19, 2020	By: /s/ Terry Kennedy
Name: Terry Kennedy
Terry Kennedy Chief Executive Officer, and President (Principal Executive Officer)