Form 10-K
period 2020-06-30
GROW CAPITAL, INC.
filed 2020-10-13
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]:

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

        None    Not applicable                                                  Not applicable

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $8,591,603.

As of October 7, 2020, the Issuer had 22,696,645 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.  BUSINESS

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

These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report:

•general economic or industry conditions nationally and/or in the communities in which we conduct business;

•legislation or regulatory requirements, including environmental requirements;

•conditions of the securities markets;

•competition;

•our ability to raise capital;

•changes in accounting principles, policies or guidelines;

•financial or political instability;

•acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Grow Capital does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

COVID 19 PANDEMIC

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segment, Bombshell Technologies Inc., has not experienced a decline in sales as a result of the impact of COVID 19. The Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property were delayed until July 2020 when the government permitted the resort to reopen.  Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

Description of Business

Historical

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

In June 2014 we acquired WCS Enterprises, LLC ("WCS Enterprises"), an Oregon limited liability company which was formed on September 9, 2013, in exchange for shares of our common stock. WCS became a wholly owned subsidiary of the Company.   The acquisition of WCS Enterprises resulted in a change of control of the Company and at, or shortly after the closing of such acquisition, the persons designated by WCS Enterprises became the officers and directors of the Company.  As a result of our acquisition of WCS Enterprises in June 2014, we became engaged in the business of being a real estate purchaser, developer and manager of specific use industrial properties business providing "Condo" style turn-key grow facilities to support cannabis growers in the United States cannabis industry. In 2013 WCS acquired real estate in Eagle Point in Jackson County, Oregon representing our sole condominium operating location.  The building of 15,000 square feet was zoned to meet the requirements for specific purpose industrial use and divided into four 1,500-2,000 square feet condo style grow rooms and one 7,500 square foot grow facility. WCS offered tenants the option to lease, lease to purchase or buy their condo warehouse and each condo unit was uniquely designed with all necessary resources as an optimum stand-alone grow facility. We leased the smaller condo units to individual tenants and the larger 7,500 sq ft grow facility to our former CEO and Chairman. The Company was not directly involved in the growing, distribution or sale of cannabis.

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

The Resort at Lake Selmac (Formerly Smoke on the Water, Inc.) (“RLS”), was incorporated on October 21, 2016, in the State of Nevada as a second wholly owned subsidiary. RLS was originally intended to capitalize on the country's growing level of recreational marijuana acceptance.  In March 2017, RLS acquired the Lake Selmac Resort located at 2700 Lakeshore Drive, Selma, Oregon.  The Lake Selmac resort offers recreational facilities including fishing, swimming, boating, RV parking, tent camping & cabin accommodation, as well as a small convenience store for sundry supplies.

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

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in cannabis industry and into FinTech and related sectors.  In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors, all of whom have significant experience in the FinTech sector.  The Company determined to acquire FinTech companies with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help build a portfolio of profitable operations.

Current Operations

In line with our change of operational focus, on June 26, 2019 the Company entered into a stock exchange agreement (the “Exchange Agreement”) with Bombshell Technologies, Inc. (“Bombshell”) and the shareholders of Bombshell (the “Bombshell Holders”).  Pursuant to the Exchange Agreement, which closed on July 23, 2019, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 5,533,773 shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 1,650,000 of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 3,883,773 Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019 upon approval of the increase to the Company’s authorized common stock to 550,000,000 shares, consisting of 500,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock, effective August 29, 2019.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 1,838,461 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 612,820 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, (ii) Joel Bonnette, and (iii) Terry Kennedy. At the date of this report it remains uncertain whether the EBIT targets which permit the earn out of the first tranche of the additional shares of common stock will be achieved as at the first valuation date.  The shares issued in the Exchange are subject to certain registration rights with no liquidated damages for failure to complete registration by a specific date.

With the acquisition of Bombshell, Grow Capital has shifted its operational mandate to becoming a solution-oriented company focused on software, technology and financial services business (i.e. FinTech). Our current management team consists of consultants and entrepreneurs that have combined decades of experience in this sector. Fintech is a term used to describe financial technology, an industry encompassing any kind of technology in financial services. This includes businesses and consumers and generally includes companies that provide financial services through software or other technology and ranging from mobile payment apps to cryptocurrency.

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note (the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan were to be used by Encompass for working capital and general corporate purposes.  The Note had a twelve-month term, an interest rate of 5.0%, and was payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass.  The Board of Directors have subsequently determined not to proceed with the acquisition as contemplated under the LOI. On September 25, 2020, effective June 30, 2020, the Company negotiated an addendum to the Loan (the “Addendum”) in respect to an outstanding balance due under the Loan.  Encompass paid a lump sum payment of $ and the Company and Encompass executed a new promissory note in the amount of $72,000 effective July 1, 2020 (the New Loan”). The New Loan requires twelve equal payments of $6,000 per month.  Interest accrued as at June 30, 2020 on the Loan plus interest accrued on the New Loan at 5% per annum is due and payable at maturity, June 30, 2021.

In connection with the shift in the Company’s strategy away from rental activities focused in cannabis industry, the Company sold WCS on September 30, 2019 by way of a membership interest purchase agreement (the “Purchase Agreement”) with the Zallen Trust.  Under the terms of the Purchase Agreement, the Company sold all of the Company’s membership interests in WCS for an aggregate purchase price of $782,450. The Zallen Trust paid the purchase price by transferring to the Company 434,694 shares of the Company’s Common Stock, valued at $2.00 per share. The Purchase Agreement also provided that Mr. Zallen transfer to the Company an additional 20,000 shares of

Common Stock to settle $36,000 in back rent owed at the time of the sale. The Company retired all of the shares received as a result of the transaction.  In connection with the sale of WCS, the Company and Mr. Zallen entered into a separation and release of claims agreement pursuant to which the Company and Mr. Zallen provided a mutual release of claims against the other party and such party’s affiliates, including all claims related to Mr. Zallen’s service as an officer, employee, and director of the Company. The release of claims by Mr. Zallen resulted in the forgiveness of salary accruals of approximately $367,000 for services provided up to June 30, 2018.  Mr. Zallen was the former CEO, Chairman and President of the Company. The Company reversed related payroll taxes of approximately $61,000 and included the amount in the gain on sale.

Further, despite originally listing the Resort at Lake Selmac property for sale during September 2019 upon expiry of the listing agreement March 31, 2020, the Company determined to delay the sale, and to continue to operate the rebranded Resort at Lake Selmac as a family friendly RV resort facility in fiscal 2020.

On February 12, 2020, the Company entered into a compensation agreement with its CFO, Trevor Hall beginning January 1, 2020 through December 31, 2020. Pursuant to the consulting agreement, Mr. Hall’s compensation will consist of a fixed fee of Sixty Thousand (60,000) shares of the Company’s unregistered restricted common stock for his providing chief financial officer services. The shares are to be issued at a rate of Fifteen Thousand (15,000) shares per quarter, and vest immediately upon issuance.

On April 1, 2020, Jonathan Bonnette, who had been the President and Chief Executive Officer of Grow Capital since July 1, 2018, transitioned out of his role as President and Chief Executive Officer and become the Company’s Chief Technology Officer and the Chief Executive Officer of Bombshell Technologies.

Mr. Terry Kennedy was appointed to succeed Mr. Bonnette as the President and Chief Executive Officer of the Company, effective April 1, 2020. Mr. Kennedy will serve as the President and Chief Executive Officer until his successor is appointed by the Board, or until his earlier resignation, removal or death. In connection with Mr. Kennedy’s appointment, the Company and Mr. Kennedy entered into an executive compensation agreement (the “Compensation Agreement”) with an effective date of April 1, 2020. Pursuant to the Compensation Agreement, Mr. Kennedy will have the duties and responsibilities as are commensurate with the positions of President and Chief Executive Officer, as reasonably and lawfully directed by the Board. Mr. Kennedy will continue to provide services to clients of Appreciation Financial, a business Mr. Kennedy founded and owns, as well as to otherwise be individually employed by another entity or entities. Mr. Kennedy will, however, be required to devote his time and apply his attention, skill and best efforts to the faithful performance of his duties as President and Chief Executive Officer of the Company in a professional manner. Mr. Kennedy shall receive a fixed fee of 50,000 shares of unregistered, restricted common stock for his services.  If a permanent executive compensation or employment agreement is not consummated prior to July 1, 2020, the Compensation Agreement will automatically renew for one additional three-month period beginning on July 1, 2020, with Mr. Kennedy entitled to receive up to an additional 50, 000 unregistered, restricted shares of the Company’s common stock, with the actual number of shares being prorated for the portion of the extended period actually served until the more permanent executive compensation/employment agreement is consummated.

On May 13, 2020 the Company’s Board of Directors approved a 1 for 20 reverse split whereby shareholders would receive one (1) post reverse split share of Common Stock for each twenty (20) pre-split shares of Common Stock.   The Company would pay cash to shareholders who were left with only a fractional share and would round up any other partial shares to the nearest whole share.  The corporate action was approved by FINRA and become effective on July 30, 2020 and all share and per share data included in this Annual Report has been retroactively impacted to reflect the share split.

Subsequently on May 15, 2020 the Company entered into new compensation contracts with each of Jonathan Bonnette, CTO and Director and Carl Sanko, Director and Secretary, for a further term of one year whereunder they shall earn $320,000 and $270,000 respectively, such salaries to be settled by the issuance of unregistered, restricted shares of common stock.  .

On August 19, 2020, the Company acquired PERA LLC, a Nevada limited liability company (“PERA”), pursuant to an exchange agreement (the “Exchange Agreement”), effective as of August 3, 2020 (the “Effective Date”), by and between PERA, the members of PERA (the “PERA Members”), and the Company (the “Closing”), which was previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 11, 2020. At the Closing, PERA became a wholly-owned subsidiary of the Company. Eric Tarno, the current President of PERA, will continue to serve as the President of PERA.

Pursuant to the Exchange Agreement, at the Closing, the Company acquired 100% of the outstanding membership interests of PERA (the “PERA Ownership Interests”) in exchange for 9,358,185 unregistered restricted shares of the Company’s common stock on a pro rata basis (the “Exchange”). At the Closing, the PERA Members conveyed all of the right, title and interest in and to the PERA Ownership Interests in exchange for the right to receive a number of shares of GC Common Stock equal to an exchange ratio (the “Exchange Ratio”). The Exchange Ratio is calculated by dividing (a) the Exchange Shares (as defined below) by (b) the total number of shares of PERA Ownership Interests outstanding immediately prior to the Effective Date.

“Exchange Shares” means the number of shares of GC Common Stock obtained by dividing (a) $10,000,000 by (b) the 10-day volume weighted average price per share (“VWAP”) calculated immediately before the date that the previously announced reverse stock split of GC Common Stock became effective on OTCQB, July 30, 2020.

In addition, if PERA meets certain yearly targeted gross revenues for each of year one, two, and three following the Closing, the PERA owners may earn a cumulative total of up to $5,000,000 of shares of GC Common Stock (the “Earn-out Shares”) to be determined using the applicable 10-day VWAP stock price of the Company’s common stock preceding each earn-out period calculation date as set forth in the Exchange Agreement in connection with all of the three years, subject to certain catch up provisions if such yearly period targets are not met in the applicable period.

All of the common stock, as well as the Earn-out Shares, if any, have or will be issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended. At the Closing the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the PERA Members to register the GC Common Stock to be issued in connection with the Exchange.  Pursuant to the Registration Rights Agreement, the Company has granted certain demand and piggy-back registration rights whereby the Company will register the resale of the Common Stock issued in the Exchange.

The PERA Members include certain limited liability companies owned by (i) Terry Kennedy, the CEO of the Company, (ii) Jonathan Bonnette, the CTO of the Company and the CEO of Bombshell Technologies, Inc., a subsidiary of the Company, (iii) Joel Bonnette, brother of Jonathan Bonnette, and (iv) Carl Sanko, a director and Secretary of the Company, and (v) Jared Bonnette, brother of Jonathan Bonnette.

Grow Capital expects to identify additional suitable acquisitions during fiscal 2021, complete those acquisitions, and expand our footprint as a Fintech company, achieving profitable operations. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Operating Subsidiaries

Resort at Lake Selmac

While the Company entered into a listing agreement for the divestiture of this operating location during fiscal 2020, it was subsequently determined by management to continue to operate the property upon the expiration of the listing agreement on March 31, 2020.  As a result of the current decline in real estate transactions in the United States as a result of the pandemic, the Company will review the sale of this property when appropriate at a future date.  Due to the COVID-19 pandemic, the scheduled opening date for the resort of April 1, 2020 was postponed. The resort was able to be reopened in July 2020 once the local State guidelines permitted a return to operations.  The Company intends to operate the resort year round and does not expect the delayed opening to have a subsequent impact on our operations. The resort is currently operated as a family friendly resort destination.

Bombshell Technologies, Inc.

Bombshell was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a corporation on June 24, 2019.  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and was our first acquisition as part of our strategic shift into the FinTech sector and related sectors.

Bombshell Technologies has operations in both Nevada and Louisiana, providing software to several large financial services organizations and leading the way on innovative industry-specific solutions for sales teams and management.

Bombshell Technologies is a solution-oriented company focused on software, technology and financial services business (i.e. FinTech). Our current management team consists of consultants and entrepreneurs that have combined decades of experience in this sector. Fintech is a term used to describe financial technology, an industry encompassing any kind of technology in financial services.  This includes businesses and consumers and generally includes companies that provide financial services through software or other technology and ranging from mobile payment apps to cryptocurrency.

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

The Company has expanded its core business during our most recent fiscal year, increasing gross revenues from $814,928 for the partial year ended June 30, 2019 to $2,239,285 in the fiscal year ended June 30, 2020. At the present time, the majority of Bombshell’s revenue generating customers are controlled by affiliates and/or officers of the Company.

Bombshell earns revenue from a combination of activities including monthly user fees for access to customized back end software, website development, and other professional services including maintenance and ongoing customization of its SAAS product offerings.

PERA LLC

PERA LLC, acquired in August 2020, provides public employee retirement assistance and currently works with employees of school districts, colleges, universities, and other public institutions nationwide. Every state licensed representative is appointed with one or more of the institution’s approved vendors.

Headquartered in Nevada, PERA connects retirement professionals and public employees who want help during school and government building closures. PERA has over 5,000 trusted advisors in its network to help public employees and has successfully set near half a million appointments for its’ clients since its inception.

PERA has continued assisting in the public employee sector of financial and retirement planning during COVID 19 as everyone is working from home and only taking online meetings. PERA’s use of technology, with its back office running Bombshell Technologies software, has been helping employees achieve their goals of getting retirement ready and kept agents in business. Serving major insurance and financial service companies, PERA intends to expand its client base through new ownership by Grow Capital.

PERA provides vetted appointments - not leads - to agents. PERA began as a way to put safety of public employees and students first - minimizing campus “walk-ons” by using an electronic scheduling program to ensure only licensed representatives with scheduled appointments visited your campus.

In our current virtual world, PERA offers fully electronic appointments through their live interactive meeting platform. Their virtual meetings allow employees to receive the expert, honest and reliable financial advice they deserve on their own time.  PERA’s approach to the market is reflected in their significant growth over the last year.  They have established a network of advisors who understand public employee’s professional lives and how to make their income last a lifetime.

Market and competition

Bombshell Technologies Inc.

Bombshell is a full-service design and software development company that competes primarily in software as a service (“SaaS”) sector. SaaS removes the organizations need to install and run applications on their own computers or in their own data centers.  This eliminates the expense of hardware acquisition, provisioning and maintenance as well as software licensing, installation and support. Other benefits of the SaaS model include flexible payments, scalable usage, automatic updates and accessibility.

[https://seachcloudcomputing.techtarget.com/definition/software-as-a-service]

The global SaaS market is estimated to grow to $117 billion by the end of 2022, with a compound annual growth rate of roughly 21 percent. [https://www.marketresearchfuture.com/reports/software-as-a-service-market-2003]

North America is dominating the SaaS industry due to various factors including, but not limited to the presence of global players, its rich entertainment industry, and its high adoption of on-demand software.  Currently the major players operating in the SaaS industry include the following: Salesforce; Linkedin; Concur Technologies, Workaday, Inc.; IBM Corporation, Oracle Corporation, Netsuite Inc., Medidata Solutions; Service Now, Inc., Microsoft Inc., Google, Inc. and Zuora. [https://www.marketresearchfuture.com/reports/software-as-a-service-market-2003]

PERA LLC

Recently acquired subsidiary, PERA LLC is a third-party marketing organization that facilitates meetings between state-licensed representatives and public employees who have individual retirement related questions. PERA currently works with employees of school districts, colleges, universities, and other public institutions nationwide. While there are numerous organizations that offer retirement planning related services, such as Morneau Shepell, Allianz, National Life Group, and Fidelity, to name a few, PERA is one of a limited number of organizations that offer targeted services for public employees by using proprietary electronic scheduling programs and software,  In this way, PERA is able to offer fully electronic appointments. Through a live interactive meeting platform, a vendor approved licensed representative can “virtually” meet with staff and employees without ever stepping foot on campus. The virtual meetings allow employees to receive the expert, honest and reliable financial advice they deserve on their own time.  PERA has a understanding of public service employee's professional background allowing a customized experience.

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

Employees

Our subsidiary, Bombshell currently has 4 employees, one of whom is an officer.  Grow Capital has 4 employees, all of which are officers and/or directors of the Company.  Pera LLC has 12 employees, one of whom is an officer. The Resort at Lake Selmac has 1 employee. Our employees are not represented by unions and we consider our relationship with our employees to be good.

Facilities

Our office is located at a business center known as Green Valley Corporate Center South at 2485 Village View Drive, Suite 180, Henderson, NV 89074 and our telephone number is 702-830-7919, email: info@growcapital.com. We have two corporate websites: www.growcapitalinc.com and www.bombshelltechnologies.com.

We also maintain an office for Bombshell Technologies located at 130 Lakeland Blvd, Denham Springs, LA 70726.

Further recently acquired subsidiary Pera LLC maintains business offices at 2200 Paseo Verde Dr. Parkway, Henderson NV 89052.

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

(4)In March 2017, the Company acquired a RV and campground park in Selma, Oregon.  The property is located just 20 miles of Grants Pass, Oregon and 2.5 miles east of the Redwood Highway in Selma, Oregon and is known as the Lake Selmac Resort.  The Resort facilities include fishing, swimming, boating, and in addition to RV parking, has tent camping & cabin locations established for accommodation.  The Company had previously listed the property for sale on September 4, 2019, however, it was determined not to renew its listing for the sale .  As a result of the COVID-19 pandemic, the scheduled opening date of April 1, 2020 was pushed back to July 2020, however, the resort is now open for regular business operations.

(5)We have an operating lease for Bombshell located in Louisiana. The commercial lease agreement with option to renew was effective on January 6, 2020. The lease term  is set for a period of one year and includes an option to extend the lease each year.  Management has determined that it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement, for a period of at least three (3) years. The monthly lease payment is $2,250.

(6)Pera LLC has an operating lease in Henderson, Nevada.  The commercial lease agreement has a term of 60 months commencing November 2017 and the associated office space occupies approximately 2,317 square feet with escalating base monthly rent per square foot ranging between $2.45 and $2.76 over the term of the lease.

ITEM 3:  LEGAL PROCEEDINGS

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (former CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.) filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic. Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and intends to vigorously defend against such claims. Presently the Company and Trendsic are continuing discussions regarding an amicable resolution. Bombshell has not yet answered the lawsuit but has been granted extensions of time to respond. At the time of this report, the Company is unable to determine or quantify potential losses in respect of the aforementioned action.

Other than as set out above, the Company is not the subject of any pending legal proceedings and, to the knowledge of management, no proceedings are presently contemplated.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Market Information

Our shares of common stock are quoted by the OTC Markets Group Inc. on the OTCQB Venture Market under the symbol "GRWC".  Only a limited market exists for our common stock. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a stockholder may be unable to resell his securities in our Company.

On October 9, 2020, the last reported sales price per share of our common stock on the OTCQB was $1.31.

Set forth below are the high and low closing bid prices for our common stock for each quarter of the last two fiscal years ended June 30, 2020 and 2019.  These bid prices were obtained from OTC Markets Group Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period(1)	High	Low

July 1, 2018 through September 30, 2018	$4.76	$2.00

October 1, 2018 through December 31, 2018	$2.66	$0.95

January 1, 2019 through March 31, 2019	$0.2.05	$.1.16

April 1, 2019 through June 30, 2019	$0.5.00	$1.60

July 1, 2019 through September 30, 2019	$4.60	$1.42

October 1, 2019 through December 31, 2019	$2.62	$0.80

January 1, 2020 through March 31, 2020	$1.996	$0.80

April 1, 2020 through June 30, 2020	$1.50	$0.80

(1)All share data reflects the impact of a one (1) for twenty (20) reverse split which became effective on July 30, 2020

Record Holders

The number of record holders of the Company's common stock as of October 7, 2020 is approximately 224, not including an indeterminate number who may hold shares in "street name."

Dividend Policy

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Colonial Stock Transfer Inc., with an address at 66 Exchange Place, Suite 100, Salt Lake City, UT 84111.

Authorized Capital

The Company's authorized capital consists of 550,000,000 shares, consisting of 500,000,000 shares of Common Stock par value $0.001 and 50,000,000 shares of Preferred Stock, par value $0.001.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On May 15, 2020 the Company issued 245,834 fully vested unregistered shares of Common Stock to officers and directors of the Company as compensation under the terms their respective consulting contracts for services as CTO and Secretary, for the period May 15, 2020 through August 15, 2020.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets as of the date of the board resolution approving the issuances.

On June 2, 2020 the Company issued 23,678 fully vested unregistered shares of Common Stock to a company controlled by the spouse of one of its officers for services rendered with a value of $20,363.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets as of the date of the board resolution approving the issuance.

On June 24, 2020 the Company issued 155,000 unregistered shares of Common Stock to two companies controlled by officers and directors in respect to private placements for total gross proceeds of $155,000.

On July 1, 2020 the Company issued a total of 80,495 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package. The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On July 9, 2020 the Company issued 15,000 unregistered, restricted common shares to our CFO, Trevor Hall under the terms of a consulting agreement under which Mr. Hall provides services as our Chief Financial Officer. The Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On July 13, 2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, as compensation for the three-month period commencing July 1, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On September 4, 2020 the Company issued 17,104 shares of unregistered, restricted common stock as compensation for services for the three month period ended August 31, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On October 1, 2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, concurrent with approving a three month extension to his executive compensation contract, as compensation for the three-month period commencing October 1, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On October 1, 2020 the Company issued a total of 106,870 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package. The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

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

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the results of operations and financial condition of the Company during the fiscal years ended June 30, 2020 and 2019 and should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. Certain information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Our actual results may differ materially from the results discussed in this section because of various factors, including those set forth elsewhere herein. See “Forward-Looking Statements” included in this report.

Financial Statements

The audited consolidated financial statements form a part of this Report include results for our fiscal years ended June 30, 2020 and 2019. The consolidated financial statements include the accounts of Grow Capital, Inc., and its wholly-owned subsidiaries, Resort at Lake Selmac, Inc. and Bombshell Technologies, Inc. as of June 30, 2020. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Following is management's discussion and analysis of those financial statements. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in Report on Form 10-K for the fiscal years ended June 30, 2020 and 2019.

RESULTS OF OPERATIONS

Results of Operations from Continuing Operations

The Company shifted its focus to the FinTech sector during the current fiscal year and acquired an operating, revenue generating subsidiary, Bombshell Technologies, Inc.  Further, the Company divested WCS effective September 30, 2019.  While the Resort at Lake Selmac site location was classified as “held for sale” in the first two quarters of fiscal 2020, management determined to continue to operate the property until further notice, and its operations have been returned to continuing operations in the these fiscal year end financials.  During the fiscal year ended, 2020, the Resort at Lake Selmac generated reduced revenues as compared to fiscal 2019,   as we took several months to re-brand the site as a resort destination location and attend to minor repairs and site upgrades during January and February 2020. Subsequently in March 2020 the Resort remained closed as a result of local state orders preventing its re-opening due to COVID 19.  The resort was able to reopen as of July 2020. Financial results for the  fiscal year ended June 30, 2020 are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

Fiscal Year ended June 30, 2020 compared to Fiscal Year ended June 30, 2019

Revenue and costs of revenue

During the fiscal year ended June 30, 2020 we generated gross revenues of $2,368,504, of which $2,051,355 was derived from related party customers, compared to $1,065,213 in the comparative fiscal year ended June 30, 2019, of which $787,919 was derived from related party customers. Costs of sales in the fiscal year ended June 30, 2020 totaled $1,267,704 of which $186,354 were costs of related party services, compared to $561,793   for the fiscal year ended June 30, 2019 of which $294,613 were costs of related party services. Gross profit for the comparative fiscal years ended June 30, 2020 and 2019, respectively totaled $1,100,800 and $503,420, respectively. We do not yet have sufficient revenues to meet our ongoing operational overhead. Reported revenues in the comparative periods were generated by our wholly owned subsidiary in the FinTech sector, Bombshell which did not form and begin operations until November 2018, and the Resort at Lake Selmac site location which provides RV and campsite services.   During the fiscal year ended June 30, 2020 and 2019, operations of the Resort at Lake Selmac contributed gross profit of

$87,578 and $145,170, while operations of Bombshell contributed gross profit of $1,013,222 and $353,231, respectively.

Operating expenses

Our operating expenses for the fiscal years ended June 30, 2020 and 2019 were as follows:

	Fiscal Years Ended
	June 30
	2020	2019
Revenue	$317,149	$277,294
Revenue, related parties	2,051,355	787,919
Total revenues	2,368,504	1,065,213

Cost of sales, nonrelated parties	1,081,350	267,180
Cost of sale, related parties	186,354	294,613
Total cost of sales	1,267,704	561,793

Gross profit	1,100,800	503,420

Operating expenses
General and administrative	2,499,094	1,828,643
General and administrative, related parties	223,957	82,470
Professional fees	1,233,071	749,998
Depreciation, amortization and impairment	14,624	121,345
Total operating expenses	3,970,746	2,782,456

Loss from operations	(2,869,946)	(2,279,036)

Fiscal Years ended June 30, 2020 and 2019

Our general and administrative expenses consist of stock-based compensation, rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced a substantial increase to operating expenses from $2,782,456 during the fiscal year ended June 30, 2019 compared to $3,970,746  during the current fiscal year ended June 30, 2020.  The increase in operating expenses is predominantly attributable to an increase in professional fees and stock-based compensation. During fiscal 2020 and 2019, the Company issued common stock to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $2,058,341 for the fiscal year ended June 30, 2020 compared to $1,484,059 during the fiscal year ended June 30, 2019, which amounts are included as part of general and administrative expenses on our statements of operations. Professional fees also increased substantially period over period from $749,998 (2019) to $1,233,071 (2020) as the Company undertook various corporate actions and acquisitions in the period.   General and administrative fees incurred from related parties also increased period over period from $82,470 in the fiscal year ended June 30, 2019 to $223,957 in the fiscal year ended June 30, 2020 as the Company increased its continuing operation to include operations of Bombshell.  Depreciation, amortization and impairment decreased from $121,345 (2019) to $14,624 (2020), as the Company divested certain of its owned properties in fiscal 2020.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the fiscal ended June 30, 2020 reflect other income of $6,304 in the current fiscal year as a result of interest income related to a short term loan provided by the Company to a third party, with no similar transaction in the comparative fiscal year ended June 30, 2019. Interest expenses with respect to a note payable on the Resort at Lake Selmac totaled $35,963 and $47,265 respectively in the fiscal years ended June 30, 2020 and 2019.

Net losses from continuing operations in the fiscal years ended June 30, 2020 totaled $2,899,605 and $2,326,301, respectively.

Discontinued operations

The Company sold its’ wholly owned subsidiary WCS effective September 30, 2019. The effect of the sale and operations prior to the sale are included in discontinued operations. During the fiscal years ended June 30, 2020 and June 30, 2019, the Company reported income discontinued operations of $552,852 as compared to a loss from discontinued operations of $2,395.  The income from discounted operations reported in fiscal 2020 relates primarily to the forgiveness of certain payroll liabilities and salaries by former management concurrent with the divestiture of approximately $428,000.

Net losses from continuing and discontinued operations for the fiscal years ended June 30, 2020 and 2019 totaled $2,346,753 and $2,328,696, respectively.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At June 30, 2020	At June 30, 2019

Current Assets	$774,537	$2,950,256
Current Liabilities	1,044,113	1,183,995
Working Capital	$(269,576)	$1,766,261

As of June 30, 2020, the Company had total current assets of $774,537 and a working capital deficit of $269,576, compared to total current assets of $2,950,256 (including stock based compensation recorded as prepaid expenses of $1,380,459) and working capital of $1,766,261 as of June 30, 2019. The decrease in our working capital was primarily a result of the disposition of assets held for sale, the reduction in prepaid expenses, collection of a subscription receivable and a reduction in cash,  offset by an increase in related party receivables and promissory note receivables.

During the fiscal ended June 30, 2020, cash used in operating activities totaled $633,482, primarily as a result of a net loss from continuing operations of $2,899,605 and a gain from discontinued operations of $552,852.  The net loss from continuing operations was offset by stock-based compensation of $2,164,782, depreciation, amortization and impairment expenses of $14,624, changes in allowance for bad debt of $35,350 and amortization of right to use assets of $3,976.  Further during the fiscal year ended June 30, 2020 we increased our accounts receivable by $60,565, our related party accounts receivable decreased by $25,199, our related party accounts payable increased by $21,551, and accounts payable increased by $70,984, while reducing our accrued expenses.  Unearned revenue also decreased in the current period.  In the fiscal year ended June 30, 2019, cash used in operating activities totaled $485,378 with a net loss from continuing operations of $2,326,301, and a loss from discontinued operations of $2,395, offset by stock-based compensation of $1,484,059, non-cash interest of $6,612, and depreciation, amortization and impairment expenses of $121,345.  During the fiscal year ended June 30, 2019 we increased our accounts receivable by $44,579, our prepaid expenses by $54,567, and increased our accrued expenses by $122,468. Our related party accounts receivable increased by $270,805, while our accounts payable increased by $306,432 and our related party accounts payable increased by $118,912.  Unearned revenue also increased in the fiscal year ended June 30, 2019 by $16,570, and deferred income tax assets increased by $31,800.

Net cash provided by investing activities in the fiscal year ended June 30, 2019 was $9,983, as compared to net cash used of $27,681 in the fiscal year ended June 30, 2020.  Increase to cash due from related party in the fiscal year ended June 30, 2020 totaled $16,854 as compared to $23,415 in the prior comparative fiscal year ended June 30, 2019.  During the most recent fiscal year ended June 30, 2020 the Company loaned a third party $100,000 on a one-year promissory note and received cash from the acquisition of Bombshell of $43,975, with no similar transactions in the prior fiscal year ended June 30, 2019. The loan receivable was offset in fiscal 2020 by repayments from the borrower of $11,490.  Results for the fiscal year ended June 30, 2019 also include the purchase of equipment of $13,232 and the acquisition of intangible assets of $200 with no similar transactions in the fiscal year ended June 30, 2020.

Net cash provided by financing activities was $1,822,705 in the fiscal year ended June 30, 2019 as compared to $429,754 in fiscal 2020.  During the current fiscal year ended June 30, 2020, the Company closed private placements for total proceeds of $355,000, compared to total proceeds of $1,765,000 during the comparable fiscal year ended June 30, 2019.  Cash from financing activities in the fiscal year ended June 30, 2020 was offset by a repayment to a related party of $66,195 in the current year, as compared to proceeds from a related party of $66,195 in the prior comparative fiscal year ended June 30, 2019. The Company reduced its promissory note on the Resort at Lake Selmac property by $9,051 and $8,490 respectively during the fiscal years ended June 30, 2020 and 2019. During fiscal 2020 the Company recorded a subscription receivable, with no similar transactions in fiscal 2019.

Net cash used by discontinued activities totaled $833,796 in the fiscal year ended June 30,2019, as compared to cash used by discontinued activities of $5,260 in the fiscal year ended June 30, 2020.

Going Concern

During the fiscal year ended June 30, 2020 and June 30, 2019, the Company reported a net loss of $2,346,753 and $2,328,696, respectively. Working capital deficit totaled approximately $269,576 with approximately $246,761 of cash on hand.  Cash used in operations was in excess of this amount for the year ended June 30, 2020. The Company believes that as of June 30, 2020 its existing capital resources are not adequate to enable it to fully execute its business plan. While the Company successfully acquired a second operating business subsequent to fiscal year end, including additional operations complementary to its recently acquired subsidiary, Bombshell Technologies, management believes we will require additional capital resources to fully implement our business plan, which includes the acquisition of additional operations.  While the Company`s subsidiary provided approximately $1,100,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2021. The addition of another operating entity subsequent to June 30, 2020, is expected to contribute additional gross profits to offset operational overheads. The additional growth plans include the acquisition of several new customers, an increase to the users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segment, Bombshell, has not experienced a decline in sales as a result of the impact of COVID 19. The Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property were delayed until July 2020 when the government permitted the resort to reopen.  Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements; however, we have identified below certain policies that have substantial impact on our financial reporting:

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. At June 30, 2020, the allowance for doubtful accounts totaled approximately $35,350.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Topic 842 Leases. ASU 2016-02 requires that most leases be recognized on the financial statements, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires using the modified retrospective transition method and apply ASU 2016-02 either at (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) the beginning of the period of adoption. The Company has elected to apply the standard at the beginning period of adoption, July 1, 2019 which resulted in no cumulative adjustment to retained earnings. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) Lessors may elect not to separate lease and nonlease components when certain conditions are met (Issue 2).

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2019, the Company recognized a lease liability of approximately $291,753, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 6.75%. As of July 1, 2019, the Company recognized a right-to-use asset of approximately $289,089 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

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

The Company capitalizes the cost of issuance grants that cover a period of employment or consulting agreement under contract or performance obligation related to future performance and amortizes the compensation related to these contracts ratably over the period of employment or at percentage of completion or other appropriate method for future performance grants. There were no issuance grants outstanding with a performance term longer than one year at June 30, 2020 and June 30, 2019.  Prepaid expenses for the fiscal year ended June 30, 2020 and fiscal year ended June 30, 2019 include unamortized costs of issuance grants under employment and consulting contracts totaling $0 and $1,380,459, respectively.

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

License fees and customization of software

License and implementation fees are charged as flat fees which are amortized over the term of the contract.  For contracts with elements related to customized software solutions and certain build-outs or software systems that require significant modification or customization, the Company will recognize revenue using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones under a scope of work or based on total estimated cost of work and percentage completion as at the balance sheet date.

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

Campground space rentals and concession sales

Revenues from our campsite operations from the sales of concession items, equipment rentals or campsite locations are recoded on the cash basis due to the nature of collection of campsite fees and concession items, which occur daily as the site is rented and sundry items are purchased.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows. Refer to Note 2 – Summary of Significant Accounting Policies in the Audited yearend financial statements included herein.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", the Company is not required to provide the information required by this Item.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grow Capital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Grow Capital and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph on Going Concern

The accompany consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to this uncertainty are included in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the  Company changed the manner in which it accounts for revenue recognition in accordance with the adoption of accounting standards Codification (“ASC”) 606 Revenue from Contracts with Customers and how it accounts for operating leases with the adoption of ASC 842 Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2017

Deer Park, Illinois United States of America

October 13, 2020

GROW CAPITAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	June 30,	June 30,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$246,761	483,430
Subscription receivable	-	150,000
Accounts receivable, net of allowance	67,197	5,903
Accounts receivable, related parties	249,057	-
Interest receivable	1,794	-
Prepaid expenses	68,725	1,435,221
Due from related party	-	16,854
Promissory note receivable	88,510	-
Assets held for sale	-	858,848
Right to use assets, current portion	48,216	-
Other current assets	4,277	-
Total current assets	774,537	2,950,256

Property, plant and equipment, net	842,975	857,599
Intangible assets	200	-
Right to use assets	287,429	-
Deposits	8,117	5,867
TOTAL ASSETS	$1,913,258	3,813,722

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$498,625	329,980
Accounts payable, related parties	140,463	-
Accrued liabilities	172,678	230,755
Advances from related parties	105,000	105,000
Unearned revenue	25,240	-
Deferred rent	-	2,676
Deferred income tax liability	31,800	-
Lease liability, current portion	45,957	-
Promissory Note, current portion	12,782	8,012
Liability held for sale	-	507,572
Other current liabilities	11,568	-
Total current liabilities	1,044,113	1,183,995

Lease liability	293,664	-
Promissory Note, Long Term portion	583,526	597,347
TOTAL LIABILITIES	1,921,303	1,781,342

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 and 5,000,000 shares authorized as at June 30, 2020 and June 30, 2019, none issued and outstanding	$-	-
Common stock, $0.001 par value, 500,000,000 shares and 175,000,000 shares authorized, 13,097,310 and 7,037,241 issued, issuable and outstanding at June 30, 2020 and June 30, 2019 respectively.	13,097	7,037
Additional paid-in capital	50,066,944	49,766,676
Accumulated deficit	(50,088,086)	(47,741,333)
Total stockholders' equity (deficit)	(8,045)	2,032,380
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,913,258	3,813,722

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended
	June 30,
	2020	2019

Revenue	$317,149	277,294
Revenue, related parties	2,051,355	787,919
Total revenues	2,368,504	1,065,213

Cost of sales, nonrelated parties	1,081,350	267,180
Cost of sale, related parties	186,354	294,613
Total cost of sales	1,267,704	561,793

Gross profit	1,100,800	503,420

Operating expenses
General and administrative	2,499,094	1,828,643
General and administrative, related parties	223,957	82,470
Professional fees	1,233,071	749,998
Depreciation, amortization and impairment	14,624	121,345
Total operating expenses	3,970,746	2,782,456

Loss from operations	(2,869,946)	(2,279,036)

Other income (expense):
Interest expense	(35,963)	(47,265)
Interest income	6,304	-
Total expense, net	(29,659)	(47,265)

Loss from continuing operations	(2,899,605)	(2,326,301)
Income (loss) from discontinued operations	552,852	(2,395)
Net Loss	$(2,346,753)	(2,328,696)

Basic and diluted net loss per share from continuing operations	$(0.25)	(0.39)
Basic and diluted income (loss) per share from discontinued operations	$0.05	(0.00)
Basic and diluted net loss per share	$(0.20)	(0.39)

Basic and diluted weighted average common shares outstanding	11,724,996	5,912,446

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders Equity (Deficit)

	Preferred Shares		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shareholders Equity (Deficit)
Balance, June 30, 2018	-	-	4,710,303	4,710	44,902,980	(45,336,236)	(428,546)
Private placements			1,292,714	1,293	1,913,707		1,915,000
Shares issued to Officers, Directors and employees			762,634	763	2,086,609		2,087,372
Shares issued to non-employees for services			214,156	214	766,832		767,046
Conversion of accounts payable into stock			57,434	57	96,548		96,605
Loss for the period						(2,405,097)	(2,405,097)
Balance, June 30, 2019	-	-	7,037,241	7,037	49,766,676	(47,741,333)	2,032,380
Shares issued to acquire related party business			5,533,773	5,534	70,868		76,402
Private placements			318,889	319	354,681		355,000
Shares issued to Officers, Directors and employees for compensation			573,972	574	648,715		649,289
Conversion of accounts payable into stock			88,129	88	134,938		135,026
Shares retired under sale of subsidiary			(454,694)	(455)	(908,934)		(909,389)
Loss for the period						(2,346,753)	(2,346,753)
Balance, June 30, 2020	-	-	13,097,310	13,097	50,066,944	(50,088,086)	(8,045)

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,346,753)	(2,328,696)
Loss (gain) from discontinued operations	(552,852)	2,395
Net Loss from continuing operations:	(2,899,605)	(2,326,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and impairment expense	14,624	121,345
Non-cash interest	-	6,612
Stock based compensation	2,164,782	1,484,059
Right of use asset amortization	3,976	-
Changes in allowance for bad debt	35,350	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,490)	(54,567)
Accounts receivable	(60,565)	(44,579)
Accounts receivable, related parties	25,199	(270,805)
Interest receivable	(1,794)	-
Accounts payable	70,984	306,432
Account payable, related parties	21,551	118,912
Accrued expenses	(5,056)	122,468
Deferred rent expense	(2,676)	2,676
Unearned revenue	8,670	16,570
Deferred income tax		31,800
Other current liabilities	11,568	-
Net cash used in operating activities	(633,482)	(485,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related party	16,854	23,415
Cash received from business combination	43,975	-
Purchase of property, plant, and equipment	-	(13,232)
Purchase of intangible assets	-	(200)
Promissory note receivable	(100,000)	-
Partial repayment of note receivable	11,490	-
Net cash (used in) provided by investing activities	(27,681)	9,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayment), related party	(66,195)	66,195
Subscription receivable	150,000	-
Proceeds from private placement	355,000	1,765,000
Repayment of promissory note	(9,051)	(8,490)
Net cash provided by financing activities	429,754	1,822,705

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(3,230)	(2,860)
Investing activities	(2,030)	71,774
Financing activities	-	(902,710)
Net cash used in discontinued activities	(5,260)	(833,796)

Net increase (decrease) in cash	(236,669)	513,514
Cash at beginning of period	483,430	13,891
Cash at the end of the period	$246,761	$527,405

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest, discontinued activities	$26,867	$-
Cash paid for income taxes	$-	$-
Cash paid for operating lease	$18,732	$-

Non-cash Investing and Financing Activities:
Stock issued for prepaid compensation	$-	$2,303,195
Stock issued for settlement of accounts payable	$106,433	$25,505
Stock settled advances from related party	$-	$67,643
Stock returned from sale of WCS	$909,389	$-
Assets acquired, net of liabilities, Bombshell	$76,402	$-
Repayment of promissory note, under discontinued operation, from escrow	$-	$252,141

The accompanying notes are an integral part of these audited consolidated financial statements.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Grow Capital, Inc. (the "Company," “we,” or “us”) (f/k/a Grown Condos, Inc.) was incorporated on October 22, 1999, in the State of Nevada.

Our former wholly owned subsidiary, WCS Enterprises, LLC (“WCS”) is an Oregon limited liability company which was formed on September 9, 2013 with operations beginning in October 2013.  WCS is a real estate purchaser, developer and manager of specific use industrial properties providing "Condo" style turn-key aeroponics grow facilities to support cannabis farmers. WCS owns, leases, sells and manages multi- tenant properties so as to reduce the risk of ownership and reduce costs to tenants and owners.  WCS owned a condominium property in Eagle Point, Oregon (the “Eagle Point Property”). On September 30, 2019, we sold WCS to the Wayne A. Zallen Trust u/a/d/ 10/24/2014 (the “Zallen Trust”), of which Wayne Zallen, our former CEO and Chairman, is the trustee and a beneficiary. See Note 5 for further information.

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

Our wholly owned subsidiary Bombshell Technologies, Inc. (“Bombshell”), was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a  C corporation on June 24, 2019.  We acquired Bombshell on July 23, 2019 (See Note 4).  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and is the first acquisition as part of our strategic shift into the financial technology (“FinTech”) sector and related sectors.

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

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors. In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell (see Note 4), with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying and pursuing suitable acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019 and its operations up to the date of sale were included as Assets and Liabilities’ Held for Sale. (Note 5). While the Company actively marketed the Resort at Lake Selmac during the first and second quarters of fiscal 2020, given the current market conditions, the Company let the listing agreement expire on March 31, 2020 and we decided to continue operating the business until such time as a viable exit strategy for the resort is identified.   As the Company looks to continue to expand in the financial technology and related sectors, Grow Capital expects to identify suitable acquisitions, complete those acquisitions, and grow those companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Reverse Stock Split

On May 13, 2020, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a reverse split on the outstanding shares of the Company’s common stock on a one-for-20 basis (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 30, 2020 and has been shown on a retroactive basis within all periods presented. The par values of the common were not adjusted as a result of the reverse stock split.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

During the fiscal year ended June 30, 2020 and June 30, 2019, the Company reported a net loss of $2,346,753 and $2,328,696, respectively. Working capital deficit which totaled approximately $269,576 with approximately $246,761 of cash on hand.  Cash used in operations was in excess of this amount for the year ended June 30, 2020. The Company believes that as of June 30, 2020 its existing capital resources are not adequate to enable it to fully execute its business plan. While the Company successfully acquired a second operating business subsequent to fiscal year end, including additional operations complementary to its recently acquired subsidiary, Bombshell Technologies, management believes we will require additional capital resources to fully implement our business plan, which includes the acquisition of additional operations. While the Company`s subsidiary provided approximately $1,100,000 in gross profit to offset operational overhead in the period, revenues are presently not sufficient to meet the Company’s ongoing expenditures. The Company is actively working to increase the customer base and gross profit in Bombshell Technologies in order to achieve net profitability by the close of fiscal 2021. The addition of another operating entity subsequent to June 30, 2020, is expected to contribute additional gross profits to offset operational overheads. The additional growth plans include the acquisition of several new customers, an increase to the users currently subscribed to our software, as well as increased sales of customization services to new and existing customers. The Company intends to rely on sales of our unregistered common stock, loans and advances from related parties to meet operational shortfalls until such time as we achieve profitable operations.   If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segment, Bombshell, has not experienced a decline in sales as a result of the impact of COVID 19. The Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property were delayed until July 2020 when the government permitted the resort to reopen.  Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Consolidation

These condensed consolidated financial statements include the accounts of Grow Capital, Inc. and its wholly owned subsidiaries, WCS (up until disposal in September 2019), Bombshell Technologies Inc. and Resort at Lake Selmac, Inc, as of June 30, 2020. All significant intercompany accounting transactions have been eliminated as a result of consolidation. In addition to consolidation for the fiscal year ended June 30, 2019 financial results are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of operations and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include our allowance for doubtful accounts and useful lives of our fixed assets related to Lake Selmac. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2020 and June 30, 2019, the Company had $0 and $212,985 in excess of the FDIC insured limit, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. At June 30, 2020, the allowance for doubtful accounts totaled approximately $35,350.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Topic 842 Leases. ASU 2016-02 requires that most leases be recognized on the financial statements, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires using the modified retrospective transition method and apply ASU 2016-02 either at (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) the beginning of the period of adoption. The Company has elected to apply the standard at the beginning period of adoption, July 1, 2019 which resulted in no cumulative adjustment to retained earnings. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) Lessors may elect not to separate lease and nonlease components when certain conditions are met (Issue 2).

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2019, the Company recognized a lease liability of approximately $291,753, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 6.75%. As of July 1, 2019, the Company recognized a right-to-use asset of approximately $289,089 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

Intangible Assets

The Company’s intangible assets consist of intellectual property with minimal value.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Impairment of long-lived assets

The Company monitors its long-lived assets and finite-lived intangibles for indicators of impairment. If such indicators are present, the Company assesses the recoverability of affected assets by determining whether the carrying value of such assets is less than the sum of the undiscounted future cash flows of the assets. If such assets are found not to be recoverable, the Company measures the amount of such impairment by comparing the carrying value of the assets to the fair value of the assets, with the fair value generally determined based on the present value of the expected future cash flows associated with the assets (See Note 6).

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

The Company capitalizes the cost of issuance grants that cover a period of employment or consulting agreement under contract or performance obligation related to future performance and amortizes the compensation related to these contracts ratably over the period of employment or at percentage of completion or other appropriate method for future performance grants. There were no issuance grants outstanding with a performance term longer than one year at June 30, 2020 and June 30, 2019.  Prepaid expenses for the fiscal year ended June 30, 2020 and fiscal year ended June 30, 2019 include unamortized costs of issuance grants under employment and consulting contracts totaling $0 and $1,380,459, respectively.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606 (cont’d)

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

License fees and customization of software

License and implementation fees are charged as flat fees which are amortized over the term of the contract.  For contracts with elements related to customized software solutions and certain build-outs or software systems that require significant modification or customization, the Company will recognize revenue using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on completion of milestones under a scope of work or based on total estimated cost of work and percentage completion as at the balance sheet date.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606 (cont’d)

Unearned Revenue

Unearned revenue represents billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of license fees being amortized over the term of the customer contract and customization services which have not yet been concluded and are being deferred using the percentage-of-completion method.

Campground space rentals and concession sales

Revenues from our campsite operations from the sales of concession items, equipment rentals or campsite locations are recoded on the cash basis due to the nature of collection of campsite fees and concession items, which occur daily as the site is rented and sundry items are purchased.

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

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured at rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Income taxes (continued)

operations in the period that includes the enactment date. A valuation allowance is recorded when it is not more likely than not that all or a portion of the net deferred tax assets will be realized.

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

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the fiscal year ended June 30, 2020 and 2019, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

There were no potential shares outstanding as of June 30, 2020 and 25,000 potential shares outstanding as of June 30, 2019.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.

Recent Accounting Pronouncements

Fair Value Measurements (“ASU 2018-03”). In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (Cont’d)

until their effective date. The Company is currently assessing the impact that ASU 2018-13 will have on its financial statements.

Financial Instruments – Credit Losses (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

The standard was originally effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. However, in November 2019, the Financial Accounting Standard Board (FASB) issued ASU 2019-10, Financial Instruments—Credit Losses, (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) — Effective Dates (“ASU 2019-10”). ASU 2019-10 deferred the adoption date for (i) public business entities that meet the definition of an SEC filer, excluding entities eligible to be “smaller reporting companies” as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and (2) all other entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of June 30, 2020, the Company qualified as a smaller reporting companies as defined by the SEC. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements but does not anticipate there to be a material impact.

Note 3 – Prepaid expenses

Prepaid expenses at June 30, 2020 and 2019 consist of the following:

	June 30, 2020	June 30, 2019

Professional fees	$ 50,000	$ 50,000
Share based compensation	-	1,380,459
Insurance	2,771	3,150
Other expenses	15,954	1,612
Total	$ 68,725	$ 1,435,221

Note 4 – Merger

On July 23, 2019, (the “Closing Date”), the Company acquired Bombshell, a Nevada corporation, pursuant to a stock exchange agreement (the “Exchange Agreement”), dated June 26, 2019, by and between Bombshell, the shareholders of Bombshell (the “Bombshell Holders”). At the Closing, Bombshell became a wholly owned subsidiary of the Company.

Pursuant to the Amendment, at the Closing, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 5,533,773 post reverse split shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 1,650,000 post reverse split stock of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 3,883,773 post reverse split stock Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019, to the Bombshell Holders upon the Company filing an effective amended and restated articles of incorporation (the “Charter Amendment”) that increased the

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Merger (continued)

number of authorized shares of Common Stock.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 1,838,461 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 612,820 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, (ii) Joel Bonnette, and (iii) Terry Kennedy. At the date of this report it remains uncertain whether the EBIT targets which permit the earn out of the first tranche of the additional shares of common stock will be achieved as at the first valuation date.

The acquisition of Bombshell was not accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Due to the related party and common control relationships held between Bombshell and Grow Capital, Inc., the assets and liabilities of Bombshell transferred over to the Company at their historical carrying values.

The following table provides information as of June 30, 2019 of the assets acquired and the liabilities assumed in the merger:

Assets
Cash	$43,975
Accounts receivable	36,079
Accounts receivable, related parties	290,230
Intangibles and other assets	200
Total Assets	$370,484

Liabilities
Accounts payable and accrued liabilities	$60,605
Accounts payable and accrued liabilities, related parties	118,912
Advances, related parties	66,195
Unearned revenue	9,070
Unearned revenue, related parties	7,500
Deferred income tax liabilities	31,800
Total liabilities	294,082

Net Assets	$76,402

Consideration: 5,533,773 shares	5,534
Additional paid in capital	$70,868

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

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

On September 30, 2019, the Company entered into a membership interest purchase agreement with the Zallen Trust pursuant to which the Company sold all of the Company’s membership interests in WCS for an aggregate purchase price of $782,450. The Zallen Trust paid the purchase price by transferring to the Company 434,694 shares of the Company’s Common Stock, valued at $2.00 per share. The Purchase Agreement also provided that Mr. Zallen transfer to the Company an additional 20,000 shares of Common Stock to settle $36,000 in back rent owed at the time of the sale. The Company retired all of the shares received as a result of the transaction.  In connection with the sale of WCS, the Company and Mr. Zallen entered into a separation and release of claims agreement pursuant to which the Company and Mr. Zallen provided a mutual release of claims against the other party and such party’s affiliates, including all claims related to Mr. Zallen’s service as an officer, employee, and director of the Company. The release of claims by Mr. Zallen resulted in the forgiveness of salary accruals of approximately $367,000 for services provided up to June 30, 2018. The Company reversed related payroll taxes of approximately $61,000 and included the amount in the gain on sale.  The shares issued in the Exchange are subject to certain registration rights with no liquidated damages for failure to complete registration by a specific date.

After payment of all closing costs, the Company recorded a gain on sale of approximately $553,000. (See detail below)

(3)Discontinued Operation:

(a)The Results of the Discounted Operations are as follows:

	Fiscal Year Ended
	June 30,
	2020	2019

Net revenues	$14,400	$88,466
Operating expenses
General and administrative	7,964	44,360
Depreciation, amortization and impairment	6,990	27,960
Total operating expenses	14,954	72,320
Income (Loss) from operations	(554)	16,146
Gain (loss) on sale	553,406	(5,412)
Interest expense	-	(13,129)
Income (loss) from discontinued operations	$552,852	$(2,395)

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Assets Held for Sale (continued)

(3)Discontinued Operation: (cont’d)

(b)Assets and liabilities disposed of are as follows

September 30,
2019

Assets:
Lease receivable	$40,804
Prepaid expenses	5,152
Property, plant and equipment, net	809,281
Other assets	6,150
Total Assets	$861,387

Liabilities:
Accrued liabilities	367,367
Other liabilities	140,067
Total Liabilities	507,434
Net Assets	$353,953

Consideration:
Purchaser return 454,694 shares of common stock, FMV at $2.00	$909,389
Payment on certain items during closing	(2,030)
Total consideration	$907,359

Gain on sale of WCS	$553,406

(c)Groups of assets and liabilities held for sale as of June 30, 2020 and June 30, 2019

	June 30,	June 30,
	2020	2019

ASSETS:
Lease receivable	$-	$26,403
Prepaid expenses	-	10,024
Property, plant and equipment, net	-	816,271
Other assets	-	6,150
TOTAL ASSETS	$-	$858,848

LIABILITIES:
Accounts payable and accrued liabilities	$-	$367,367
Other liabilities	-	140,205
TOTAL LIABILITIES	-	507,572
NET ASSETS	$-	$351,276

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6– Promissory Note Payable

On September 4, 2019 the Company entered into a 90-day listing agreement for the sale of the Resort at Lake Selmac site location (formerly Smoke on the Water) for an offering price of $850,000, with expected 6% sales commission. This sales contract was extended in December 2019 for a further period under the same terms and conditions, expiring March 31, 2020.  At June 30, 2019 the Company recorded an impairment charge of $112,000 based on the expected sales price less costs of sale compared to the carrying value at June 30, 2019.  The Company did not renew the listing agreement on March 31, 2020 and will continue to operate the property at this time.  Management has reviewed the asset for impairment as at June 30, 2020 and does not believe further impairment is required at this time.

Promissory note related to Resort at Lake Selmac as below:

	June 30, 2020	June 30, 2019
Note payable, Resort at Lake Selmac	$596,308	$605,359

In March 2017, the Company acquired the Lake Selmac Property.  Upon closing, the Company entered into a promissory note payable with the seller in the amount of $625,000 with a maturity date of March 6, 2022.  The promissory note had an interest rate of 5% per annum covering the monthly payments of $3,355 for the initial 12 months, which increased to 6% per annum for the monthly payments of $3,747 for the following 48 months. Upon maturity, the remaining balance due on the note is required to be paid through a balloon payment.  During the fiscal year ended June 30, 2020, the Company paid $9,051 to the principal of promissory note and $35,963 to the interests of the promissory note. As of June 30, 2020, and June 30, 2019, the balance on the mortgage was $596,308 and $605,359, respectively.  The Company has irrevocably granted to First American Trust Company, as the Trustee the power to sell the property with the sellers as the beneficiaries. The purpose of grant is to secure performance on the promissory note.

As of June 30, 2020, the approximate future aggregate principal payments in respect of our current obligations were as follows:

2021	12,782
2022	583,526
$596,308

Note 7 – Property and Equipment, Net

Property and improvements consisted of the following as of June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
Lake Selmac Property	$768,782	$768,782
Leaseholder improvement	67,644	67,644
Furniture, Fixtures and Equipment	32,964	25,892
	869,390	862,318
Less: accumulated depreciation and impairment	(26,415)	(4,719)
	$842,975	$857,599

Depreciation expense (excluding impairment) amounted to $14,624 and $9,345, for the fiscal year ended June 30, 2020 and 2019, respectively.

The Company recorded an impairment charge of $112,000 based on the expected sales price less costs of sale compared to the carrying value on Resort of Selmac as of June 30, 2019.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Promissory Note Receivable

On July 8, 2019, the Company entered into a non-binding letter of intent (the “LOI”) to acquire Encompass More Group, Inc. (“Encompass”), a Nevada corporation. In connection with the LOI, Encompass issued a promissory note (the “Note”) to the Company pursuant to a loan agreement (the “Loan Agreement”), dated July 22, 2019, by and between Encompass and the Company, in exchange for a loan of $100,000 (the “Loan”).  Pursuant to the Loan Agreement, the proceeds of the Loan will be used by Encompass for working capital and general corporate purposes.  The Note has a twelve-month term, an interest rate of 5.0%, and is payable in monthly installments of $2,000, with all remaining principal and interest due on the maturity date, unless paid earlier by Encompass. During the fiscal year ended June 30, 2020, the Company received $16,000 towards monthly installments. We recorded interest income of $6,304 during the period ended June 30, 2020. The Note receivable balance at June 30, 2020 was $88,510.

The Board of Directors of the Company have determined not to proceed with the acquisition as contemplated under the LOI.

An addendum to this Loan Agreement and replacement promissory note was executed on September 25, 2020 with an effective date of June 30, 2020. Under the terms of the new Note, the loan matures on October 1, 2021 and continues to bear interest at 5% per annum, interest payable in arrears.  Please refer to Note 16 – “Subsequent Events”.

Note 9 – Accrued Liabilities

Accrued liabilities at June 30, 2020 and  2019 consist of the following:

	June 30, 2020	June 30, 2019
Accrued salaries and wages	$23,749	$52,857
Accrued interest on mortgage	21,431	21,431
Accrued expenses	127,498	156,467
	$172,678	$230,755

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

Reverse Stock Split

On May 13, 2020, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a reverse split on the outstanding shares of the Company’s common stock on a one-for-20 basis (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 30, 2020 and has been shown on a retroactive basis within all periods presented. The par values of the common were not adjusted as a result of the reverse stock split.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital Stock (continued)

Common Stock

Share issuances during the fiscal year ended June 30,2020:

The Company issued a total of 5,533,773 unregistered, restricted shares of Common Stock to acquire Bombshell Technologies, Inc. (See Note 4).

The Company issued 318,889 shares of unregistered, restricted Common Stock in respect of  private placements for total gross proceeds of $355,000. In the period, the Company collected $150,000 from a prior period subscription receivable.

The Company issued a total of 573,972 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $649,289.

The Company issued 88,129 fully vested shares of unregistered, restricted Common Shares to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $106,433 liability settlement and stock-based compensation of $28,593 on the statement of operations.

On September 30, 2019, the Company retired 454,694 shares of the Company’s Common Stock. The Company valued those retired shares at the closing price of the Company’s Common Stock as traded on the OTCMarkets and recorded $869,389 as sale price of WCS and $40,000 as related to offset lease receivable. (See Note 5).

The Company had prepaid stock-based compensation of $1,380,459 as of June 30, 2019 which was fully amortized as stock based compensation in the fiscal year ended June 30, 2020.

Share issuances during the fiscal year ended June 30,2019:

During the fiscal year ended June 30, 2019, the Company issued a total of 1,292,714 unregistered, restricted shares of Common Stock in respect to private placements between $1.20 and $2.00 per share and received cash proceeds of $1,915,000. As of June 30, 2019, $150,000 representing 46,875 shares was unpaid and issuable. The subscription was received in July 2019 and shares were issued.

During the fiscal year ended June 30, 2019, the Company issued a total of 146,065 unregistered, restricted shares of Common Stock to officers and directors as part of their respective board compensation package.  The Company valued the issuances made as employment compensation at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and the issuances to directors at a discount of 35% to market on the first day of each calendar quarter, and consequently recorded stock-based compensation of $313,723.

During the fiscal year ended June 30, 2019, the Company issued 50,000 unregistered, restricted shares of Common Stock to the Company’s secretary for services rendered, valued at $115,000, or $2.30 per share, the closing price of the Company’s Common Stock on the date of issuance as posted on OTCMarkets.

During the year ended June 30, 2019, the Company issued an aggregate of 416,569 shares of unregistered, restricted Common Stock to its officers and directors, as compensation for their services pursuant to the terms of their employment agreements. The Company valued the issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of each grant.  Because the share compensation is all of the compensation earned by the officers and directors for their services, the Company treated the issuances as akin to a cash payment and recorded $1,268,649 into prepaid expense upon issuance.  The Company ratably amortized the prepaid compensation over the term of the employment covered in the employment agreements.  For the fiscal year ended June 30, 2019, the Company expensed $195,337 as stock-based compensation.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital Stock (continued)

Common Stock (continued)

Share issuances during the fiscal year ended June 30,2019 (continued):

During the year ended June 30, 2019, the Company issued 150,000 unregistered, restricted shares of Common Stock to Jonathan Bonnette, pursuant to the terms of his employment agreement as compensation for his initial year as President and CEO. Of the Common Stock issued, 75,000 vested at grant and the remaining 75,000 shares of Common Stock vested 180 days after the signing of the employment agreement in July 2018. The Company valued the issuance at $2.40 per share,the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.  Because the share compensation was all of the compensation earned by Mr. Bonnette for his services as CEO and President during the term of his employment agreement, the Company treated the issuance as akin to a cash payment and recorded $390,000 into prepaid expense upon issuance.  The Company ratably amortized the prepaid compensation over the initial 12-month period of employment covered in the employment agreement.  For the fiscal year ended June 30, 2019, the Company expensed $390,000 as stock-based compensation.

During the fiscal year ended June 30, 2019, the Company issued an aggregate of 214,156 fully vested unregistered, restricted shares of Common Stock to consultants for services pursuant to the terms of their consulting agreements. The Company valued the issuance at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of each grant.  Because the share compensation was all of the compensation earned by consultants for their services under the terms of their consulting agreements, the Company treated each of the issuances as a cash payment and recorded $767,046 into prepaid expense upon issuance.  The Company ratably amortized the prepaid compensation over the applicable 12-month period of each consulting agreement.  For the fiscal year ended June 30, 2019, the Company expensed $459,859 as stock-based compensation.

During the fiscal year ended June 30, 2019, the Company issued 57,434 fully vested unregistered, restricted shares of Common Stock to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $79,894 liability settlement and interest expense of $6,612 and stock-based compensation of $10,099 on the statement of operations.

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

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 100,000 shares of Common Stock, options exercisable into Common Stock of the Company or stock purchase rights exercisable into shares of Common Stock of the Company.  The Incentive Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. Options granted under the Incentive Plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years. In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of Common Stock of the Company by the grantee.  All vesting conditions are set by the Board or a designated administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.  The Company has granted options to purchase 100,000 shares under the Incentive Plan during April 2016, 75,000  of which have been exercised and 25,000 of which have vested and were canceled, unexercised,  during the current fiscal year.  There are no remaining shares available under the Incentive Plan.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital Stock (continued)

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (the “Stock Plan”).   As a condition of adoption of the Stock Plan, the Company filed a registration statement on Form S-8 in December 2015 to register the shares issued under the Stock Plan.  The Stock Plan allows for the issuance of up to a maximum of 100,000 shares of Common Stock of the Company. The Stock Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. The Stock Plan shall continue in effect until it is terminated by the Board or all shares are issued pursuant to the Stock Plan. The Company has not granted any shares under the Stock Plan.

Options

A summary of the change in stock purchase options outstanding for the fiscal years ended June 30, 2020 and 2019 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2018	25,000	$8.00	$10.40	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	25,000	$8.00	$10.40	1.83
Options issued
Options expired	(25,000)	$8.00	$10.40	-
Options exercised
Balance – June 30, 2020	-	-	-	-

There were no unvested options outstanding during the years ended June 30, 2020 and 2019. Options outstanding had intrinsic value as of June 30, 2020 and 2019 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached, and effective June 30, 2020, in accordance with the terms of the 2015 Equity Incentive Plan, the Company terminated 25,000 unexercised, vested options.

Note 11 – Related Party Transactions

(1)Bombshell Technologies, Inc.

Revenue

The following table summarizes the revenue from the Company’s related parties:

	Fiscal Year Ended
	June 30, 2020	June 20, 2019
Appreciation Financial LLC (1)	$832,646	$359,557
Public Employee Retirement Assistance (1)	327,898	52,780
Superior Performers Inc. (1)	847,981	356,156
Others	42,830	19,426
Grand Total	$2,051,355	$787,919

(1)

The Company had a significant concentration of revenue from these four customers totaling 90% and 94% of gross related party revenues during the fiscal year ended June 30, 2020 and 2019, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

(2)Bombshell Technologies, Inc.

Revenue

The following table summarizes the accounts receivable from the Company’s related parties:

June 30, 2020
Appreciation Financial, LLC (1)	$140,289
Public Employee Retirement Assistance	49,737
Superior Performers Inc (1)	58,061
Other	970
Total	$249,057

(1)

The Company had a significant concentration of accounts receivable from these three customers totaling 99% as at June 30, 2020. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

	Fiscal Year Ended June 30,
	2020	2019
Trendsic Corporation Inc. (1)(2)	178,799	252,455
Ambiguous Holdings LLC (1)(2)	7,555	42,158
Total	186,354	294,613

(1)

The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 100% of related party costs of goods sold in the fiscal years ended June 30, 2020 and 2019, respectively.

(2)	Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes expense related to commission fees included as General and administrative – related parties:

	Fiscal Year ended June 30,
	2020	2019
Zeake, LLC (1)	$223,957	$82,470

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

The following table summarizes accounts payable to the Company’s related parties:

June 30, 2020
Trendsic Corporation Inc. (1)	$61,948
Zeake, LLC (1)	78,515
$140,463

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Advances

As of June 30, 2020, and June 30, 2019, Bombshell Software LLC, a company controlled by an officer of our 100% owned subsidiary, Bombshell Technologies Inc. had made non-interest-bearing cash advances in the cumulative amount of $0 and $66,195, respectively to Bombshell Technologies Inc. During the fiscal year ended June 30, 2020, the Company paid cash to settle the advances.

(3)WCS

Until its sale of WCS on September 30, 2019, the Company was leasing units in the building located at the Eagle Point Property.  The building has approximately 15,000 square feet and is divided into four 1,500 square feet condo style grow rooms, 1,500 square feet of office space which is currently being offered for lease, and one 7,500 square foot grow facility. The four grow rooms are currently being offered for lease, and the grow facility is under lease to a company controlled by our former CEO and Chairman.  The lease for the grow facility was entered into by the prior owner before the purchase of the Eagle Point Property by WCS in 2013.  The lease term for the grow facility began once the tenant improvements were completed and the premises were occupied in fiscal 2017 and continues for a period of 36 months. The lease on the grow facility commenced in fiscal 2017. Revenue recorded in the fiscal year ended June 30, 2020 and 2019 included in discontinued operations to related parties amounted to $14,400 and $43,200, respectively.

(4)Grow Capital

On July 1, 2018, Wayne Zallen resigned as the President and CEO of the Company and David Tobias resigned his position as a member of the Board.  On the same day, Jonathan Bonnette was elected to the Board to fill the vacancy created by the resignation of David Tobias and was also appointed President and CEO of the Company.  Mr. Zallen remained the Chairman of the Board and served as the CFO until the appointment of James Olson as Chairman of the Board and the appointment of Trevor Hall as CFO, respectively.  Mr. Zallen’s employment contract was terminated upon his resignation as CEO, and the Company agreed to pay Mr. Zallen $2,500 per month for his continued services which ended in September 2019.

In July 2018, the Company entered into an employment agreement with Mr. Bonnette.  The employment agreement had an initial term of one year and includes compensation for the first year of $240,000 payable in unregistered shares of Common Stock at a valuation of $1.60 per share or 150,000 shares of Common Stock, which were issued in July 2018.  The shares were valued at $390,000 upon grant, recorded to prepaid compensation and amortized ratably over the term of the agreement.

During the three months ended September 30, 2018, the Company negotiated a sublease agreement to lease approximately 1,338 square feet of office space at a business center known as Green Valley Corporate Center South located in Henderson, Nevada (the “Henderson Property”), effective October 19, 2018, for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. Material lease hold improvements are being amortized over the term of the lease. The Company commenced occupation of the premises in February 2019. Appreciation, LLC holds the master lease from which the Company derives its sublease for its headquarters.  Terry Kennedy, the President of Appreciation, provides consulting services to the Company and is also a beneficial owner of more than 10% of the Company’s Common Stock. Total rent charged under this sublease during the fiscal year ended June 30, 2020 was $36,568 ($13,380 – June 30, 2019) of which $25,074 ($2,676 – June 30, 2019) has been paid.

In July 2018, the Company entered into a consulting agreement with Mr. Kennedy with a one-year term.  Mr. Kennedy received a fixed fee of $100,000 for his services which was payable in unregistered shares of Common Stock valued at $2 per share for the first $50,000 on July 1, 2018 and at $0.68 for the second $50,000 payable on January 1, 2019 for a total of 98,541 unregistered shares of Common Stock, all of which have been issued. The shares payable on January 1, 2019 were valued at $394,161 and were expensed in the fiscal year ended June 30, 2019.

On January 28, 2019, the Company entered into a consulting agreement with Trevor Hall and appointed Mr. Hall to serve as a part-time CFO of the Company through December 31, 2019. Mr. Hall succeeded Wayne Zallen as CFO, who resigned from the position in connection with Mr. Hall’s appointment.  Pursuant to the consulting agreement, Mr. Hall received $63,000 in compensation, payable as 50,000 shares of Common Stock of unregistered Common Stock of the Company and will devote enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term. The shares were issued on January 29, 2019.

On April 29, 2019, Mr. Wayne Zallen resigned as a member of the Board of Directors and Chairman.  Concurrently the board appointed James Olson to fill the Board vacancy and as Chairman of the Board. Mr. Olson will also be entitled to compensation for his service on the Board of Directors in the amount of $10,000 per quarter paid in the form of fully vested unregistered shares of the Company’s Common Stock at a discount of 35% to market on the first day of each calendar quarter.  On April 29, 2019 Mr. Olson was issued a total of 5,443 shares in connection with his appointment at the discount to market described above.

On May 15, 2019, the Company entered into Fee Agreements (collectively, the “Fee Agreements”) with each of (i) Jonathan Bonnette, (ii) Carl Sanko, a director and the Secretary of the Company, and (iii) Terry Kennedy.  Under the Fee Agreements, on May 15, 2019, each of Mr. Bonnette, Mr. Sanko, and Mr. Kennedy were issued unregistered shares of Common Stock for services provided to the Company. Pursuant to the Fee Agreements (i) Mr. Bonnette received a fixed fee of $320,000 for his service as Chief Executive Officer of the Company and for outside business management and consulting services, which was paid through the issuance of 206,230 unregistered shares of Common Stock; (ii) Mr. Sanko received a fixed fee of $210,000 for his services as Secretary of the Company and for outside business management and consulting services, which was paid through the issuance of 135,339 unregistered shares of Common Stock, and (iii) Mr. Kennedy received a fixed fee of $160,000 for outside business consulting services, which was paid through the issuance of 103,115 unregistered shares of Common Stock. Under the Fee Agreements, the shares of Common Stock were issued at a value of $1.5516 per share.  The value of the Common Stock was set by the Company’s board of directors and was equal to the average of the three lowest closing prices of the Common Stock in the 30 trading days before May 15, 2019 after applying a 30% discount.  The Fee Agreements each have a term of one year. The shares of Common Stock issued under the Fee Agreements were valued at $1,511,034 upon grant based upon the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant, recorded to prepaid compensation and amortized ratably over the term of the agreement.

In fiscal 2018, the Company was notified by its primary banks that these banks would no longer accept the Company as a client for its banking services. Because the Company rents its properties to those who engage in a federal crime under the Controlled Substances Act, most banks subject to any federal oversight (the Office of the

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

Comptroller of the Currency or any of the Federal Reserve Bank’s of the United States) have declined to do business with any entity that is related in any way to cannabis operations.  The Company’s management and directors have as of June 30, 2018 transferred the Company’s cash and its banking operations to an entity owned and controlled by them.  The Company has treated the cash transferred as amounts due from this related entity and the cash expended from these accounts on behalf of the Company as reductions of the amounts due from the related entity.  As of June 30, 2020, and June 30, 2019, the amount held in cash by the related entity and reported as a current asset as due from related party was $0 and $16,854.

On February 12, 2020, the Company entered into a consulting agreement with Trevor Hall and appointed Mr. Hall to serve as an interim CFO of the Company beginning January 1, 2020 through December 31, 2020. Pursuant to the consulting agreement, a fixed fee of Sixty Thousand (60,000) shares of the Company’s unregistered restricted common stock for his providing chief financial officer services. The shares are to be issued at a rate of Fifteen Thousand (15,000) shares per quarter. The first and second installments, covering the period January 1 to June 30, 2020, were issued on March 3, 2020 and vested immediately upon issuance.

On April 1, 2020, Jonathan Bonnette, who had been the President and Chief Executive Officer of Grow Capital since July 1, 2018, transitioned out of his role as President and Chief Executive Officer and became the Company’s Chief Technology Officer and the Chief Executive Officer of the Company’s subsidiary, Bombshell Technologies.

Mr. Terry Kennedy was appointed to succeed Mr. Bonnette as the President and Chief Executive Officer of the Company, effective April 1, 2020. In connection with Mr. Kennedy’s appointment, the Company and Mr. Kennedy entered into an executive compensation agreement (the “Compensation Agreement”) with an effective date of April 1, 2020. The Compensation Agreement governs the terms and conditions regarding Mr. Kennedy’s compensation for the three-month period beginning on April 1, 2020, and ending on June 30, 2020, and may be terminated “for cause” only. Pursuant to the Compensation Agreement, following his appointment as President and Chief Executive Officer, Mr. Kennedy was issued 50,000 unregistered, restricted shares of the Company’s Common Stock on April 20, 2020 as compensation for the three-month period ending June 30, 2020. The 50,000 shares were valued at $44,040 at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.   The shares of common stock issued are immediately and fully vested, and deemed to be fully earned, upon their issuance. If such a permanent executive compensation or employment agreement is not consummated prior to July 1, 2020, the Compensation Agreement will automatically renew for one additional three-month period beginning on July 1, 2020, with Mr. Kennedy entitled to receive up to an additional 50, 000 unregistered, restricted shares of the Company’s common stock, with the actual number of shares being prorated for the portion of the extended period actually served until the more permanent executive compensation/employment agreement is consummated.

On May 15, 2020, the Company entered into Fee Agreements (collectively, the “Fee Agreements”) with each of (i) Jonathan Bonnette, and (ii) Carl Sanko, a director and the Secretary of the Company.  Under the Fee Agreements, on May 15, 2020, each of Mr. Bonnette, and Mr. Sanko were issued unregistered, restricted shares of Common Stock for services provided to the Company. Pursuant to the Fee Agreements:

(i)Mr. Bonnette received a fixed fee of $320,000 for his service as Chief Executive Officer of the Company and for outside business management and consulting services of which 1/3, or $106,667 was immediately payable. by way of an upfront payment of 133,333 unregistered, restricted shares of Common Stock valued at $113,017 and deemed to cover the three-month period from May 15, 2020 to August 15, 2020. The balance of Mr. Bonnette’s compensation of $213,333 will vest monthly but be paid in shares of Common Stock quarterly in installments of $71,111 within 10 days following each of the three-month periods ending of November 15, 2020, February 15, 2021, and May 15, 2021.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

(ii)Mr. Sanko received a fixed fee of $270,000 for his services as Secretary of the Company and for outside business management and consulting services, of which 1/3 or $90,000 was immediately payable by way of an upfront payment of 112,500 unregistered, restricted shares of Common Stock valued at $95,400 and deemed to cover the three-month period from May 15, 2020 to August 15, 2020; The balance of Mr. Sanko’s compensation of $180,000 will vest monthly but be paid in shares of Common Stock in quarterly in installments of $60,000 within 10 days following each of the three-month periods ending of November 15, 2020, February 15, 2021, and May 15, 2021.

245,834 shares issued on May 15, 2020 were valued at $208,417. The value of the Common Stock was set by the Company’s board of directors and was equal to the average of the three lowest closing prices of the Common Stock in the 30 trading days (Bonnette) and 10 trading days (Sanko) before May 15, 2020, after applying a 20% discount.

During the fiscal year ended June 30, 2020 certain officers and directors either as individuals or through companies controlled by them subscribed for shares of common stock for gross proceeds of $305,000 at $1 per share for a total of 305,000 shares of unregistered, restricted Common Stock.

Note 12 – Operating Leases

We have operating leases for corporate offices. During the three months ended September 30, 2018, the Company negotiated a sublease agreement with Appreciation Financial LLC effective October 19, 2018 to lease the Henderson Property for use as the Company’s new headquarters. The lease has a term of 123 months, an abatement of the first four months of rent during which time the Company would complete certain required leasehold improvements and escalating base monthly rent per square foot ranging between $2.00 to $3.00 per square foot. The Company commenced occupation of the premises in February 2019.

We have an operating lease for Bombshell located in Louisiana. The commercial lease agreement with option to renew was effective on January 6, 2020. The lease term  is set for a period of one year and includes an option to extend the lease each year. Management has determined that it is reasonably certain that the option will be exercised based on the facts and circumstances at lease commencement, for a period of at least three (3) years. The monthly lease payment is $2,250.

Future minimum lease payments in respect of the above under non-cancellable leases as of June 30, 2020 as presented in accordance with ASC 842 were as follows:

2020	$32,807
2021	66,457
2022	67,622
2023	41,906
2024	43,190
Remaining periods	185,488
Total future minimum lease payments	437,470
Less: imputed interest	(97,849)
Total	339,621
Current portion of operating lease	45,957
Long term of operating lease	$293,664

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30,
2020
Assets by segment
Bombshell Technologies and corporate *	$1,129,266
Resort at Lake Selmac	783,992
Total assets	$1,913,258

*Includes assets held for sale

Fiscal year ended June 30, 2020 and 2019:

	Fiscal Year Ended
	June 30,
	2020	2019
Revenues by segment:
Bombshell Technologies and corporate	$2,239,285	$814,928
Resort at Lake Selmac	129,219	250,285
Revenues	$2,368,504	$1,065,213

Segment profit (loss)
Bombshell Technologies and corporate	$(2,870,722)	$(2,164,096)
Resort at Lake Selmac	776	(114,940)
Total segment profit	(2,869,946)	(2,279,036)

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Taxes

The income tax expense (benefit) consisted of the following for the fiscal year ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the fiscal year ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Expected benefit at federal statutory rate	$658,000	649,000
Non-deductible expenses	(581,000)	(360,000)
Change in valuation allowance (including the effect from change in tax rates)	(77,000)	(289,000)
	$-	$-

Significant components of the Company’s deferred tax assets and liabilities were as follows for the fiscal year ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Net operating loss carryforwards	$2,369,000	$2,127,900
Deferred payroll	-	81,200
Impairments	-	82,900
Other	-	-
Total deferred tax assets	2,369,000	2,292,000

Deferred tax liabilities
Deferred revenue	(31,800)	-
Total deferred tax liabilities	(31,800)	-

Net deferred tax assets	2,337,200	2,292,000
Less valuation allowance	(2,369,000)	(2,292,000)
Net deferred tax assets (liabilities)	$(31,800)	$-

During the fiscal year ended June 30, 2020 and 2019 the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

In the quarter ended September 30, 2019, the Company issued a significant number of new shares in its acquisition of Bombshell Technologies, Inc. (see Note 4) and the cancellation of then outstanding shares upon the sale of WCS Enterprises, LLC (see Note 5). The effect of these issuances and cancellations is that most likely, the Company experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382. The effect of this will be that going forward, the ability of the Company to utilize the US Federal net operating loss carryforwards of Grow Capital, Inc. from prior to these transactions will be limited in its usage.  In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed. The Company expects it will perform the required computations once it is evident that profits are likely.

As of June 30, 2020, the Company estimates it has approximately $9,300,000 in US Federal net operating loss carryforwards, which will begin to expire in 2030 and an additional approximately $1,900,000 in the state of Oregon net operating loss carryforwards.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (former CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.) filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and intends to vigorously defend against such claims. Presently the Company and Trendsic are continuing discussions regarding an amicable resolution. Bombshell has not yet answered the lawsuit but has been granted extensions of time to respond. At the time of this report, the Company is unable to determine or quantify potential losses in respect of the aforementioned action.

Note 16- Subsequent Events

On July 1, 2020 the Company issued a total of 80,495 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On July 9, 2020 the Company issued 15,000 unregistered, restricted common shares to our CFO, Trevor Hall under the terms of a consulting agreement under which Mr. Hall provides services as our Chief Financial Officer. The Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On July 13, 2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, as compensation for the three-month period commencing July 1, 2020.  The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On August 19, 2020, the Company acquired PERA LLC, a Nevada limited liability company (“PERA”), pursuant to an exchange agreement (the “Exchange Agreement”), effective as of August 3, 2020 (the “Effective Date”), by and between PERA, the members of PERA (the “PERA Members”), and the Company (the “Closing”), concurrently, PERA became a wholly-owned subsidiary of the Company. Eric Tarno, the current President of PERA, will continue to serve as the President of PERA. Pursuant to the Exchange Agreement, at the Closing, the Company acquired 100% of the outstanding membership interests of PERA (the “PERA Ownership Interests”) in exchange for 9,358,185 unregistered restricted shares of the Company’s common stock  (the “GC Common Stock”) on a pro rata basis (the “Exchange”). At the Closing, the PERA Members conveyed all of the right, title and interest in and to the PERA Ownership Interests in exchange for the right to receive a number of shares of GC Common Stock equal to an exchange ratio (the “Exchange Ratio”). The Exchange Ratio is calculated by dividing (a) the Exchange Shares (as defined below) by (b) the total number of shares of PERA Ownership Interests outstanding immediately prior to the Effective Date.  “Exchange Shares” means the number of shares of GC Common Stock obtained by dividing (a) $10,000,000 by (b) the 10-day volume weighted average price per share (“VWAP”) calculated immediately before the date that a reverse stock split of GC Common Stock became effective on OTCQB, July 30, 2020.  In addition, if PERA meets certain yearly targeted gross revenues for each of year one, two, and three following the Closing, the PERA owners may earn a cumulative total of up to $5,000,000 of shares of GC Common Stock (the “Earn-out Shares”) to be determined using the applicable 10-day VWAP stock price of the Company’s common stock preceding each earn-out period calculation date as set forth in the Exchange Agreement in connection with all of the three years, subject to certain catch up provisions if such yearly period targets are not met in the applicable period.  At the Closing the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the PERA Members to register the GC Common Stock to be issued in connection with the Exchange.  Pursuant to the Registration Rights Agreement, the Company has granted certain demand and piggy-back registration rights whereby the Company will register the resale of the GC Common Stock issued in the Exchange. The PERA Members include certain limited liability companies owned by (i) Terry Kennedy, the CEO of the Company, (ii) Jonathan Bonnette, the CTO of the Company and the CEO of Bombshell (iii) Joel Bonnette, the President of Bombshell and brother of Jonathan Bonnette, and (iv) Carl Sanko, a director and Secretary of the Company, and (v) Jared Bonnette, brother of Jonathan Bonnette.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16- Subsequent Events (continued)

On September 4, 2020 the Company issued 17,104 shares of unregistered, restricted common stock as compensation for services for the three month period ended August 31, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On September 25, 2020 the Company and Encompass More Group Inc. (the “Borrower”) entered into an addendum to the July 22, 2019 Commercial Loan Agreement (the “Addendum”) in order to modify certain of the terms and conditions.  Under the Addendum, the Borrower shall enter into a new promissory note in the principal amount of $72,000, with any unpaid interest due and payable at June 30, 2020 to accrue and become due and payable on October 1, 2021.  Further under the terms of the promissory  note the Borrower shall make twelve (12) installment payments of $6,000 commencing November 1, 2020, until the principal balance of the loan is repaid in full, at which time all accrued and unpaid interest shall come due and payable.  Interest on the promissory note shall continue to accrue at a rate of Five (5%) per annum.  Concurrent with the execution of the Addendum, the Borrower made a lump sum payment of $16,510 to reduce the principal of the original $100,000 loan to $72,000.

On September 30, 2020 the Board of Directors appointed Terry Kennedy, CEO, and Eric Tarno, CEO of recently acquired subsidiary, PERA LLC, to the Company’s Board of Directors effective October 1, 2020.

On October 1, 2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, concurrent with approving an extension to his executive compensation contract, as compensation for the three-month period commencing October 1, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On October 1, 2020 the Company issued a total of 106,870 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

Subsequent to June 30, 2020 certain officers/directors and entities controlled by officers and directors have advanced $75,000 for ongoing operating expenses.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer ("Principal Executive Officer") and our Chief Financial Officer ("Principal Financial Officer"), as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Principal Executive and Financial Officers, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Principal Executive and Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive and Financial Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). In connection with our evaluation, we identified a material weakness in our internal control over financial reporting as of June 30, 2020.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of June 30, 2020, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

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

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Board of Directors

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall not be less than three. Our Board of Directors currently consists of five directors, with each director serving a one-year term ending on the date of the next annual meeting; provided that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal.

The names of our current directors, all of whom have been re-elected to serve an additional term, and certain information about each of them are set forth below.

Identity of Directors

As at October 7, 2020

Name	Age	Position
James Olson	54	Director, Chair of the Board
Jonathan Bonnette	42	Director; Chief Technology Officer
Carl Sanko	65	Director, Secretary
Terry Kennedy	43	Director, CEO and President
Eric Tarno	54	Director

Biographies of Directors

James Olson. Mr. Olson, age 54, was appointed as a director of the Company and the Chair of the Board on April 29, 2019. Mr. Olson has more than 25 years in the financial services industry and possesses a range of experience specializing in marketing and product development arenas. Mr. Olson is currently the Managing Partner of Financial Processing Solutions Group (“FPS Group”) which provides technology platforms to the benefit and financial services marketplace. Prior to joining FPS Group in 2013, Mr. Olson was a Principal and Founder of Aspire Financial Services (“Aspire”), a nationally recognized leader in the retirement plan industry with more than $10 billion of recordkeeping assets and approximately 250,000 participants. Prior to founding FPS Group and Aspire, Mr. Olson worked with Decimal, Inc., as Senior Vice President of Strategic Development and with mPower as VP of Product Development. He began his career with Charles Schwab as a Senior Marketing Manager. Mr. Olson provides management experience as well as significant expertise and experience in the financial technology sector to the Board.

Jonathan Bonnette. Mr. Bonnette, age 42, was appointed as a director, and as President and Chief Executive Officer of the Company on July 1, 2018. Prior to his appointment, Mr. Bonnette worked for Legacy Solutions Group, a company working to build and protect client’s retirement through different investment strategies, including real estate investments, where he oversaw technology and client on-boarding. Prior to Legacy Solutions Group, from 2006 through 2014, Mr. Bonnette was the President of United First Financial, a financial software company, which he helped found in 2006. Mr. Bonnette brings significant experience with building and leading successful financial technology companies to the Board.  On  April 1, 2020, Mr. Bonnette resigned as President and Chief Executive Officer and was appointed Chief Technology Officer by the Board.  He remains a director of the Company and is the CEO of our wholly owned subsidiary, Bombshell Technologies Inc.

Carl Sanko. Mr. Sanko, age 65, was appointed as a director of the Company on July 22, 2014. Mr. Sanko is a CPA and has practiced accounting for more than thirty years. Mr. Sanko specializes in small and medium size business GAAP based financial reporting and accounting. Mr. Sanko provides experience and expertise in financial accounting to the Board, as well as historical knowledge of the Company’s legacy businesses.

Terry Kennedy Mr. Kennedy, age 43,  was appointed to the Board of directors effective October 1, 2020, and has been President and Chief Executive Officer since April 1, 2020.  Mr. Kennedy has been a consultant to the Company since July 1, 2019.  Since 2008, Mr. Kennedy has served as the president and CEO of Appreciation Financial, a company Mr. Kennedy founded. Appreciation Financial is a full-service national financial company with headquarters in Las Vegas and an Inc. 5000 company two years in a row (2018 and 2019). Mr. Kennedy received the 2019 Gold American Business Awards Stevie Award® for Entrepreneur of the Year-Financial Services and was a Finalist for Ernst & Young Entrepreneur Of The Year® 2019. Mr. Kennedy has a broad background in general management, strategy, marketing, services, and financial matters. Under Mr. Kennedy’s leadership, Appreciation Financial received the Gold award for “Company of the Year-West US” by the Best in Biz awards and was also named one of the “Best Entrepreneurial Companies in America” by Entrepreneur Magazine’s Entrepreneur 360™ list.

Eric Tarno Mr. Tarno is a 54-year-old entrepreneur and the President of PERA (Public Employee Retirement Assistance), the leading provider of exclusive appointments for the insurance industry. Originally from Philadelphia, for almost 20 years, Tarno served as the CEO of Alliance, a company that produced automotive components. After that, Tarno worked in the financial services industry for more than a decade. Tarno resides in Las Vegas with his wife, Lisa, their two sons and daughter-in-law.

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

Executive officers who are also directors participate in determining or recommending the amount or form of executive and director compensation, but the disinterested directors ultimately determine the executive compensation. During the fiscal year ended June 30, 2020, the following individuals served as directors and also officers of the corporation:

-Carl Sanko, Director and Secretary;

-Jonathan Bonnette, Director, President and CEO (up to April 1, 2020) and CTO (from April 1, 2020 to date).

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

When submitting candidates for nomination to be elected at our annual meeting of stockholders, stockholders should follow the following notice procedures and comply with applicable provisions of our bylaws. To consider a candidate recommended by a stockholder for nomination at an annual meeting, the recommendation must be delivered or mailed to and received by our Secretary within the time periods required by the Securities and Exchange Commission, along with information regarding the nominee that would be required to be included in our Proxy Statement by the rules of the Securities and Exchange Commission, including the nominee’s age, business experience for the past five years and any other directorships held by the nominee.

The Secretary will forward any timely recommendations containing the required information to our independent directors for consideration.

No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14C filed on June 9, 2020.

Change in Control Arrangements

We are not aware of any pending arrangements that could result in a change in control.

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

To our knowledge, including our review of the copies of such reports furnished to us and written representations that no other reports were required since July 1, 2019, all Section 16(a) filing requirements were satisfied on a timely basis, except for the following: Jonathan Bonnette filed four late Form 4 reports relating to four transactions; Carl Sanko filed three late Form 4 reports relating to three transactions; Trevor Hall filed one late Form 4 report relating to one transaction; James Olson filed three late Form 4 reports relating to four transactions; Joel Bonnette filed one late Form 4 report relating to two transactions, and Terry Kennedy filed three late Form 4 reports related to six transactions.

ITEM 11.  EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE OFFICERS

Identity of Executive Officers and Significant Employees

As of October 7, 2020

Name	Age	Position
Terry Kennedy	43	Director, President and Chief Executive Officer
Jonathan Bonnette	42	Director; Chief Technology Officer
Carl Sanko	65	Director, Secretary
Trevor Hall	43	Chief Financial Officer
Joel Bonnette	39	Chief Operating Officer, Bombshell Technologies Inc.
Eric Tarno	54	Chief Executive Officer, PERA LLC

Biographies of Executive Officers

Mr. Bonnette’s, Mr. Kennedy’s, Mr. Tarno’s and Mr. Sanko’s biographies are included above under the heading “Biographies of Directors.”

Trevor Hall. Mr. Hall, age 43, has served as our Chief Financial Officer since January 1, 2019.  He has served as the Managing Partner of Hall & Associates since 2007, has been a Certified Public Accountant since 2003, and a Certified Fraud Examiner since 2010. Mr. Hall holds a degree in Accounting from the University of Nevada, Las Vegas and specializes in, among other areas of accounting, small and medium size business GAAP based financial reporting and internal fraud detection and controls implementation.

Joel Bonnette. Mr. Bonnette, age 39, was appointed as Chief Executive Officer of the Bombshell Technologies Inc. soon after its foundation . Prior to his appointment, Mr. Bonnette co-founded a software consulting company in 2006 working with companies in government and the private sector on custom software solutions built from the ground up to address customer's unique problems and workflow. In April 2020, Mr. Bonnette resigned as CEO of Bombshell, and now serves as the Chief Operating Officer.

Named Executive Officers

Our named executive officers for fiscal year 2020 consist of (i) Terry Kennedy, our President and Chief Executive Officer, (ii) Trevor Hall, our Chief Financial Officer, (iii) Jonathan Bonnette, our Chief Technology Officer, who served as our Chief Executive Officer and President up to April 1, 2020 and as our Chief Financial Officer from July 1, 2018 until January 1, 2019, and (iv) Carl Sanko, our Secretary.

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

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(1)	Option Awards ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Terry Kennedy	2020	140,274		210,953			351,227
CEO and President(2)(4)	2019	19,726		23,472			43,198

Jonathan Bonnette(3)(5)	2020	386,667	—	450,905	—	—	837,572
CTO (formerly CEO, President and CFO)	2019	280,000	—	242,620	—	—	522,620

Trevor Hall(6)	2020	—	—	72,650	—	—	72,650
Chief Financial Officer	2019	—	—	63,000	—	—	63,000

Carl Sanko(3)(7)	2020	274,109		334,605			608,714
Secretary	2019	140,891		30,807			171,698

1. The aggregate fair value of awards and options in column (e) are computed in accordance with FASB ASC 718.

2. The named executive officer’s compensation includes the amount for services rendered to the Company in his capacity as an officer in fiscal 2020, and as an independent consultant in fiscal 2019;

3. The named executive officer’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

4. Terry Kennedy became our President and Chief Executive Officer on April 1, 2020. Prior to his appointment as CEO, Mr. Kennedy served as a consulting to the Company under the terms of a fee agreement entered into May 15, 2019 whereunder Mr. Kennedy received a fixed fee of $160,000 for outside business consulting services, which was paid through the issuance of 103,115 unregistered shares of Common Stock at a fair market value of $350,385 of which $43,198 was expensed in the fiscal year ended July 31, 2019, with the remaining $307,187 expensed in the fiscal year ended June 30, 2020. . In connection with Mr. Kennedy’s appointment as an officer of the Company on

April 1, 2020, the Company and Mr. Kennedy entered into an executive compensation agreement for a three-month period beginning on April 1, 2020 and ending on June 30, 2020. Pursuant to the Compensation Agreement, following his appointment as President and Chief Executive Officer, Mr. Kennedy was issued 50,000 unregistered, restricted shares of the Company’s Common Stock valued at $44,040. The amounts in column (e) for Mr. Kennedy consists of (i) the difference in value Mr. Kennedy’s fixed fee of $160,000 and the value of the shares granted in lieu of such fees. The Shares were valued at the market price on the date compensation was approved for issuance.

5. Jonathan Bonnette became our Chief Executive Officer on July 1, 2018. The amounts in column (c) for Mr. Bonnette consists of (i) 150,000 unregistered shares issued on August 2, 2018 in lieu of Mr. Bonnette’s salary of $240,000 pursuant to the Bonnette Employment Agreement, 75,000 of which vested upon issuance and 75,000 of which vested 180 days after issuance, which were valued at a fair market value of $390,000 on the date of issuance, and (ii) 356,230 fully vested, unregistered shares issued on May 15, 2019 in lieu of Mr. Bonnette’s salary of $320,000 pursuant to the Bonnette Fee Agreement as compensation for his services as the Company’s Chief Executive Officer from May 15, 2019 through May 15, 2020.  The shares issued pursuant to the Bonnette Fee Agreement had an aggregate value of $700,769 on the date of issuance, of which $86,396 has been expensed in the current fiscal year ended June 30, 2019 and the remaining $614,373 has been expensed prior to May 15, 2020. Further in respect of a Compensation Agreement entered into with Mr. Bonnette on May 15, 2020 for a total salary of $320,000, consulting services of 1/3, or $106,667 was immediately payable. by way of an upfront payment of 133,333 unregistered, restricted shares of Common Stock valued at $113,017 and has been recorded in the fiscal year ended June 30, 2020. The balance of Mr. Bonnette’s compensation of $213,333 will vest monthly but be paid in shares of Common Stock quarterly in installments of $71,111 within 10 days following each of the three-month periods ending of November 15, 2020, February 15, 2021, and May 15, 2021. The amounts in column (e) for Mr. Bonnette consists of (i) the difference in value Mr. Bonnette’s salary and the value of the shares granted in lieu of such salary, and (ii) 76,348 fully vested, unregistered shares issued as compensation for his service on the Company’s Board of Directors, valued at $110,132. Shares were valued at the market price on the date compensation was approved for issuance.

6. Trevor Hall was appointed as our Chief Financial Officer effective January 1, 2019. The amounts in column (e) for Mr. Hall consists of 50,000 shares issued during fiscal 2019 as compensation for his service as the Company’s Chief Financial Officer, and a further 30,000 shares issued during the fiscal year ended June 30, 2020.

7. Mr. Sanko was appointed Secretary on November 15, 2018. On April 3, 2019 Mr. Sanko was issued 50,000 shares of unregistered common stock valued at the fair market value on issue date totaling $115,000 for his prior services as Secretary of the Company. A further 135,338 shares were issued effective May 15, 2019 pursuant to the Sanko Consulting Agreement. The shares were valued at the fair market value on the date of issuance for a total of $459,880 of which $56,698 has been expensed in the current fiscal year ended June 30, 2019 and the remaining $403,182 have been expensed prior to May 15, 2020. Further in respect of a Compensation Agreement entered into with Mr. Sanko on May 15, 2020 for a total salary of $270,000, consulting services of 1/3, or $90,000 was immediately payable by way of an upfront payment of 112,500 unregistered, restricted shares of Common Stock valued at $95,400 and expensed in the fiscal year ended June 30, 2020; The balance of Mr. Sanko’s compensation of $180,000 will vest monthly but be paid in shares of Common Stock in quarterly in installments.

The amounts in column (e) for Mr. Sanko consists of (i) the difference in value Mr. Sanko’s salary and the value of the shares granted in lieu of such salary, and (ii) 76,348 fully vested, unregistered shares issued as compensation for his service on the Company’s Board of Directors, valued at $110,132.

Option Exercises and Stock Vested

There are no outstanding unvested equity awards held by our named executive officers as of June 30, 2020, our latest fiscal year end. There were no stock options, SARs, or similar instruments granted to or held by our named executive officers during fiscal year 2020, and consequently none were exercised.

Other than the 75,000 shares of restricted stock granted to Jonathan Bonnette in connection with the Bonnette Employment Agreement dated July 2018, which vested 180 days after issuance, no stock awards, including restricted stock, restricted stock units, or similar instruments, were granted to or held by our named executive officers during fiscal year 2019, and consequently none vested.

Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

No pension benefits were paid to any of our named executive officers during the last completed fiscal year. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employee, Severance, Separation and Change in Control Agreements

Mr. Jonathan Bonnette Compensation Agreements

On July 1, 2018, we entered into an employment agreement with Jonathan Bonnette (the “Bonnette Employment Agreement”).The employment agreement had an initial term of one year,  is renewable at the end of the term for additional one year periods, and includes compensation for the first year of $240,000 payable in unregistered shares of Common Stock at a valuation of $1.60 per share or 150,000 shares of Common Stock, which were issued in July 2018.  The shares were valued at $390,000 upon grant, recorded to prepaid compensation and amortized ratably over the term of the agreement.

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

On May 15, 2019, we entered into a new fee agreement with Mr. Bonnette (the “Bonnette Fee Agreement”) for Mr. Bonnette’s services as Chief Executive Officer and for outside business management and consulting services. Pursuant to the Bonnette Fee Agreement, Mr. Bonnette received a lump sum fee of $320,000 to provide such services from May 15, 2019 until May 15, 2020. The fee was paid through the issuance of 206,230 fully vested shares of unregistered Common Stock valued at $1.5516 per share based on a 30% discount on the average of the three lowest closing prices over the previous 30 market trading days before the date of the Bonnette Fee Agreement. The shares were valued $700,760 based on the fair market value on the date of issuance, of which $86,396 has been expensed in the fiscal year ended June 30, 2019 with the remaining $614,373 expensed prior to May 15, 2020.

On May 15, 2020, the Company entered into a further fee agreement with Jonathan Bonnette whereunder Mr. Bonnette received a fixed fee of $320,000 for his services as Chief Technology Officer and for outside business management and consulting services of which 1/3, or $106,667 was immediately payable by way of an upfront payment of $133,333 unregistered, restricted shares of Common Stock valued at $113,017 and deemed to cover the three-month period from May 15, 2020 to August 15, 2020. The balance of Mr. Bonnette’s compensation of $213,333 will vest monthly but be paid in shares of Common Stock quarterly in installments of $71,111 within 10 days following each of the three-month periods ending of November 15, 2020, February 15, 2021, and May 15, 2021.

Mr. Trevor Hall - Compensation Agreements

On January 28, 2019, we entered into a fee agreement with Mr. Hall (the “Hall Agreement”), for Mr. Hall to serve as a part-time Chief Financial Officer of the Company. The term of the Hall Agreement commenced on January 1, 2019 and expires December 31, 2019. Pursuant to the Agreement, Mr. Hall received $63,000 in compensation, payable as 50,000 fully vested shares of unregistered Common Stock in exchange for Mr. Hall devoting enough of his time to the Company as is reasonably necessary to meet the needs of the Company during the term.

On February 12, 2020, the Company entered into a further fee agreement with Trevor Hall whereunder Mr. Hall will continue to serve as interim CFO of the Company beginning January 1, 2020 through December 31, 2020. Pursuant to the consulting agreement, a fixed fee of Sixty Thousand (60,000) shares of the Company’s unregistered restricted common stock for his providing chief financial officer services. The shares are to be issued at a rate of Fifteen Thousand (15,000) shares per quarter. The first and second installments, covering the period January 1 to June 30, 2020, were issued on March 3, 2020 and vested immediately upon issuance.

Mr. Terry Kennedy - Compensation Agreements

On May 15, 2019, the Company entered into a fee agreement with Terry Kennedy.  Under the fee agreement, Mr. Kennedy was issued 103,115 unregistered shares of Common Stock for services provided to the Company at a fixed value of $160,000 for outside business consulting services. The fee agreement had a term of one (1) year. The shares of Common Stock issued were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant for a total of $350,385, recorded to prepaid compensation and amortized ratably over the term of the agreement.

Effective April 1, 2020, in connection with Mr. Kennedy’s appointment as CEO and President, the Company and Mr. Kennedy entered into an executive compensation agreement (the “Compensation Agreement”) with an effective date of April 1, 2020. The Compensation Agreement governs the terms and conditions regarding Mr. Kennedy’s compensation for the three-month period beginning on April 1, 2020, and ending on June 30, 2020, and may be terminated “for cause” only. Pursuant to the Compensation Agreement, following his appointment as President and Chief Executive Officer, Mr. Kennedy was issued 50,000 unregistered, restricted shares of the Company’s Common Stock on April 20, 2020 as compensation for the three-month period ending June 30, 2020. The 50,000 shares were valued at $44,040 at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant.   The shares of common stock issued are immediately and fully vested, and deemed to be fully earned, upon their issuance. If such a permanent executive compensation or employment agreement is not consummated prior to July 1, 2020, the Compensation Agreement will automatically renew for one additional three-month period beginning on July 1, 2020, with Mr. Kennedy entitled to receive up to an additional 50,000 unregistered, restricted shares of the Company’s common stock, with the actual number of shares being prorated for the portion of the extended period actually served until the more permanent executive compensation/employment agreement is consummated. On October 1, 2020 the board of directors approved a further three month extension to this agreement on the same terms and conditions.

Mr. Carl Sanko - Compensation Agreements

On May 15, 2019, we entered into a fee agreement with Mr. Carl Sanko for Mr. Sanko’s services as Secretary and for outside business management and consulting services. Pursuant to the fee agreement, Mr. Sanko received a lump sum fee of $210,000 to provide such services from May 15, 2019 until May 15, 2020. The fee was paid through the issuance of 135,339 fully vested shares of unregistered Common Stock valued at $1.5516 per share based on a 30% discount on the average of the three lowest closing prices over the previous 30 market trading days before the date of the fee agreement. The shares were valued $459,880 based on the fair market value on the date of issuance, of which $56,698 has been expensed in the fiscal year ended June 30, 2019 with the remaining $403,182 expensed prior to May 15, 2020.

On May 15, 2020, the Company entered into a further fee agreements with Carl Sanko,  whereunder Mr. Sanko received a fixed fee of $270,000 for his services as Secretary of the Company and for outside business management and consulting services, of which 1/3 or $90,000 was immediately payable by way of   an upfront payment of 112,500 unregistered, restricted shares of Common Stock valued at $95,400 and  deemed to cover the three-month period from May 15, 2020 to August 15, 2020; The balance of Mr. Sanko’s compensation of $180,000 will vest monthly but be paid in shares of Common Stock in quarterly in installments.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our fiscal year ended June 30, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Jonathan Bonnette(2)	—	110,132	—	—	—	—	110,132
Carl Sanko(3)	—	110,132	—	—	—	—	110,132
James Olson(4)	—	137,667	—	—	—	—	137,667

1. The aggregate fair value of stock awards are computed in accordance with FASB ASC 718.

2. Jonathan Bonnette serves as an executive officer and a director, and the compensation Mr. Bonnette received for his service as a director in the form of 76,348 shares of restricted common stock is disclosed in the Summary Compensation Table above.

3. Carl Sanko serves as Secretary and a director, and the compensation Mr. Sanko received for his service as a director in the form of 76,348 shares of restricted common stock is disclosed in the Summary Compensation Table above.

4. James Olson serves as a director and Chairman of the Board, and the compensation Mr. Olson received for his service as a director in the form of 95,435 shares of restricted common stock is disclosed in the Summary Compensation Table above.

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

Director Consulting Agreements

Mr.  Bonnette and Mr. Sanko have both entered into consulting agreements with the Company which agreements are discussed above under Employee, Severance, Separation and Change in Control Agreements.

Identification of Significant Employees

The officers and directors of our controlled subsidiaries, Bombshell Technologies, Inc and Pera LLC, Mr. Joel Bonnette and Mr. Eric Tarno, respectively, are both considered significant employees. Mr. Tarno is also a member of board of directors. Mr. Bonnette serves as the Chief Operating Officer of Bombshell Technologies and is responsible for the day to day operations of Bombshell Technologies.  Mr. Tarno, the CEO of Pera LLC is responsible for the day to day operations of Pera LLC. Further our operating subsidiary, The Resort at Lake Selmac has one significant employee managing the day to day operations of the resort.

Family Relationships

Jonathan Bonnette, our director and Chief Technology Officer is the brother of Joel Bonnette, the Chief Operating Officer and a Director of Bombshell Technologies, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

Voting Securities

As of October 7, 2020, our issued and outstanding voting securities consisted of shares of Common Stock. As of the Record Date, we have 500,000,000 authorized shares of Common Stock, of which 22,696,645 shares of Common Stock were issued and outstanding. The Company also has 50,000,000 authorized preferred shares, none of which are outstanding. Each share of Common Stock is entitled to one vote on all matters submitted to the holders of Common Stock for their approval.

Security Ownership Of Certain Beneficial Owners And Management

The following tables set forth certain information, as of October 7, 2020, with respect to the beneficial ownership of our outstanding Common Stock by: (i) each person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company’s securities; (ii) each of our directors and executive officers and; (iii) our directors and executive officers as a group. The percentage ownership is based on 22,696,645 shares of Common Stock outstanding as of October 7, 2020.

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of the holders of 5% or more of any class of the Company’s securities as of October 7, 2020:

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Terry Kennedy(2) CEO, President and Director 688 Childrens Way Henderson, NV 89052	7,300,314	32.2%
Common Stock	Jonathan Bonnette (3) Henderson, NV Director, CTO and CEO of Bombshell Technologies	2,447,150	10.8%
Common Stock	Joel Bonnette (4) COO Bombshell Technologies Inc. 25769 Royal Birkdale Dr. Denham Springs, LA 70726	2,078,281(3)	9.2%
Common Stock	Andy S Albright(1) Henderson, NV	1,190,122	5.2%
Common Stock	Carl S. Sanko, Director and Secretary 4824 Denaro Drive Las Vegas, NV 89135	1,563,481(5)	6.9%

(1)Of the share total, 553,394 shares of Common Stock are held by Ka Put and Call LLC and 553,394 shares of Common Stock are held by Albright Bombshell, LLC, both of which are 100% owned by Andy S. Albright. 83,334 shares of Common Stock are held by Andy S. Albright directly.

(2)Of the share total, 744,330 shares of Common Stock are held in Mr. Kennedy’s name. Of the remaining shares, (i) 1,135,819 shares of Common Stock are held in the name of Racing 123, LLC, a company of which Mr. Kennedy is a 50% owner; (ii) 125,000 shares of Common Stock are held in the name of Off The Wall LLC, a company in which Mr. Kennedy is a 50% owner; (iii) 116,701 shares are held in the name of Journey, Home 4 Teens LLC a company in which Mr. Kennedy is the sole owner; (iv) 1,818,773 shares are held in the name of AYG LLC, a company in which Mr. Kennedy is the sole owner, (v) 1,809,864 shares are held in the name of

Zeake LLC a company in which Mr. Kennedy holds approximately 45% ownership (these shares are reported based on the ownership percentage held by Mr. Kennedy (see 5% shareholders noted above, (vi) 935,819 shares are held in the name of King Ship LLC a company of which Mr. Kennedy is the manager (vii) 467,909 shares are held in the name of Virtual Marketing Associates LLC, a company of which Mr. Kennedy is the manager; and 60,000 shares are held in the name of Appreciation Rewards LLC, a company of which Mr. Kennedy is the sole owner.  The remaining 86,099 shares of Common Stock are owned by AF1 Public Relations LLC, an entity wholly-owned by Mr. Kennedy's wife. Mr. Kennedy disclaims beneficial ownership of any securities owned directly or indirectly by his wife.

(3)Of the share total, 637,286 shares of Common Stock are held in Jonathan Bonnette’s name and 1,809,864 shares of Common Stock are held in the name of Zeake LLC, of which Jonathan Bonnette is an indirect beneficial owner.

(4)Of the share total, (i) 35,715 shares of Common Stock are held in Joel Bonnette’s name, (ii) 691,701 shares of Common Stock are held in the name of Strategery, LLC, and (iii) 1,350,865 shares of Common Stock are held in the name of Ambiguous Holdings LLC, each of which Joel Bonnette is an indirect beneficial owner.

(5)Of the share total, 1,161,289 shares of Common Stock are beneficially owned as community property by Carl Sanko and Micol Sanko or by Carl and Micol Sanko as joint tenants, with equal voting rights and dispositive power. Carl Sanko and Micol Sanko jointly own MCRL Holdings LLC and are indirect beneficial owners of all of the 141,750 shares of Common Stock owned by MCRL Holdings. 402,192 shares are held in the name of Zeake LLC a company in which Mr. Sanko holds approximately 10% ownership

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of October 7, 2020:

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	James J. Olson 45 Amaranth Drive Littleton, CO 80127	Director, Chairman	315,620, held directly	1.4%
Common Stock	Carl S. Sanko, CPA 4824 Denaro Drive Las Vegas, NV 89135	Director, Secretary	1,563,481(1)	6.9%
Common Stock	Jonathan Bonnette 2285 Coral Ridge Avenue Henderson, NV 89052	Director, Chief Technology Officer, CEO of Bombshell Technologies Inc.	2,447,150(2)	10.8%
Common Stock	Trevor K. Hall 6145 S. Rainbow Blvd, Suite 105 Las Vegas, NV 89118	CFO	155,500(4)	*
Common Stock	Joel Bonnette 25769 Royal Birkdale Dr. Denham Springs, LA 70726	COO of Bombshell Technologies, Inc.	2,078,281(3)	9.2%
Common Stock	Terry Kennedy 688 Childrens Way Henderson, NV 89052	Director, President & CEO	7,300,314 (5)	32.2%
Common Stock	Eric Tarno 2200 Paseo Verdr Pkwy, Suite 290, Henderson, NV 89052	President of Pera LLC	488,265, held directly	2.2%
Common Stock	Total Officers and Directors as a group (7 persons)		14,348,611	63.2%

*Less than 1.0%

(1)Of the share total, 1,161,289 shares of Common Stock are beneficially owned as community property by Carl Sanko and Micol Sanko or by Carl and Micol Sanko as joint tenants, with equal voting rights and dispositive power. Carl Sanko and Micol Sanko jointly own MCRL Holdings LLC and are indirect beneficial owners of all of the 141,750 shares of Common Stock owned by MCRL Holdings. 402,192 shares are held in the name of Zeake LLC a company in which Mr. Sanko holds approximately 10% ownership.

(2)Of the share total, 637,286 shares of Common Stock are held in Jonathan Bonnette’s name and 1,809,864 shares of Common Stock are held in the name of Zeake LLC, of which Jonathan Bonnette is an indirect beneficial owner.

(3)Of the share total, (i) 35,715 shares of Common Stock are held in Joel Bonnette’s name, (ii) 691,701 shares of Common Stock are held in the name of Strategery, LLC, and (iii) 1,350,865 shares of Common Stock are held in the name of Ambiguous Holdings LLC, each of which Joel Bonnette is an indirect beneficial owner.

(4)Of the share total, (i) 95,000 shares of Common Stock are held in Trevor K. Hall’s name,  (ii) 10,500 shares of Common Stock are held in the name of Hall & Associates CPAS LTD. Mr. Hall is the sole owner of the company, (iii) 50,000 shares held in the name of Goods Rentals LLC a company of which Trevor Hall is the sole manager.

(5)Of the share total, 744,330 shares of Common Stock are held in Mr. Kennedy’s name. Of the remaining shares, (i) 1,135,819 shares of Common Stock are held in the name of Racing 123, LLC, a company of which Mr. Kennedy is a 50% owner; (ii) 125,000 shares of Common Stock are held in the name of Off The Wall LLC, a company in which Mr. Kennedy is a 50% owner; (iii) 116,701 shares are held in the name of Journey, Home 4 Teens LLC a company in which Mr. Kennedy is the sole owner; (iv) 1,818,773 shares are held in the name of AYG LLC, a company in which Mr. Kennedy is the sole owner, (v) 1,809,864 shares are held in the name of Zeake LLC a company in which Mr. Kennedy holds approximately 45% ownership (these shares are reported based on the ownership percentage held by Mr. Kennedy (see 5% shareholders noted above, (vi) 935,819 shares are held in the name of King Ship LLC a company of which Mr. Kennedy is the manager (vii) 467,909 shares are held in the name of Virtual Marketing Associates LLC, a company of which Mr. Kennedy is the manager; and 60,000 shares are held in the name of Appreciation Rewards LLC, a company of which Mr. Kennedy is the sole owner.  The remaining 86,099 shares of Common Stock are owned by AF1 Public Relations LLC, an entity wholly-owned by Mr. Kennedy's wife. Mr. Kennedy disclaims beneficial ownership of any securities owned directly or indirectly by his wife.

Equity Compensation Plans

Equity Incentive Plan

In December 2015, the Company adopted the 2015 Equity Incentive Plan (the “Incentive Plan”) with a term of 10 years.  The Incentive Plan allows for the issuance up to a maximum of 100,000 shares of Common Stock, options exercisable into Common Stock of the Company or stock purchase rights exercisable into shares of Common Stock of the Company.  The Incentive Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. Options granted under the Incentive Plan carry a maximum term of 10 years, except to a grantee who is also a 10% beneficial owner at the time of grant, in which case the maximum term is 5 years. In addition, exercise prices of options granted must be within a certain percentage of the closing price on date of grant depending on the level of beneficial ownership of Common Stock of the Company by the grantee.  All vesting conditions are set by the Board or a designated administrator.  In December 2015, the Company filed a registration statement on Form S-8 covering all shares issued or issuable under the Incentive Plan.  The Company has granted options to purchase 100,000 shares under the Incentive Plan during April 2016, 75,000 of which have been exercised and 25,000 of which have vested and were canceled, unexercised,  during the current fiscal year.  There are no remaining shares available under the Incentive Plan.

Stock Plan

In December 2015, the Company adopted the 2015 Stock Plan (the “Stock Plan”).   As a condition of adoption of the Stock Plan, the Company filed a registration statement on Form S-8 in December 2015 to register the shares issued under the Stock Plan.  The Stock Plan allows for the issuance of up to a maximum of 100,000 shares of Common Stock of the Company. The Stock Plan is administered by the Board unless a separate delegation to an administrator is made by the Board. The Stock Plan shall continue in effect until it is terminated by the Board or all shares are issued pursuant to the Stock Plan. The Company has not granted any shares under the Stock Plan.

Options

A summary of the change in stock purchase options outstanding for the fiscal years ended June 30, 2020 and 2019 is as follows:

			Weighted	Remaining
			Average	Contractual
	Options	Exercise	Grant Date	Life
	Outstanding	Price	Fair Value	(Years)
Balance – June 30, 2018	25,000	$8.00	$10.40	2.83
Options issued	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Balance – June 30, 2019	25,000	$8.00	$10.40	1.83
Options issued
Options expired	(25,000)	$8.00	$10.40	-
Options exercised
Balance – June 30, 2020	-	-	-	-

There were no unvested options outstanding during the years ended June 30, 2020 and 2019. Options outstanding had intrinsic value as of June 30, 2020 and 2019 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached, and effective June 30, 2020, in accordance with the terms of the 2015 Equity Incentive Plan, the Company terminated 25,000 unexercised, vested options.

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

Transactions with Related Persons during the fiscal year ended June 30, 2020

Lease agreements

Appreciation, LLC, a related party entity, holds the master lease from which the Company derives its sublease for its headquarters.  Our CEO, Terry Kennedy, is the managing partner of Appreciation LLC.

Services Agreements

During fiscal 2020 Mr. Kennedy, Mr. Hall, Mr. Bonnette and Mr. Sanko have each entered into service compensation agreements with the Company, which are further described under the heading “Employee, Severance, Separation and Change in Control Agreements” above as well as in Note 11 – Related Party Transactions, which form a part of the Audited Consolidated Financial Statements included herein.

Mr. Hall is the managing partner of Hall & Associates, CPAs, LTD which the Company has hired to provide certain bookkeeping services.

Purchases of Common Stock

During the fiscal year ended June 30, 2020 certain officers and directors either as individuals or through companies controlled by them subscribed for shares of common stock for gross proceeds of $305,000 at $1 per share for a total of 305,000 shares of unregistered, restricted Common Stock.

Bombshell Acquisition

On July 23, 2019, (the “Closing Date”), the Company acquired Bombshell, a Nevada corporation, pursuant to a stock exchange agreement (the “Exchange Agreement”), dated June 26, 2019, by and between Bombshell, the shareholders of Bombshell (the “Bombshell Holders”). At the Closing, Bombshell became a wholly owned subsidiary of the Company.

Pursuant to the Amendment, at the Closing, the Company acquired 100% of the outstanding shares of Bombshell (the “Bombshell Shares”) in exchange for the Bombshell Holders receiving the right to receive 5,533,773 post reverse split shares (the “Consideration Shares”) of unregistered shares of the Company’s Common Stock on a pro rata basis (the “Exchange”), 1,650,000 post reverse split stock of which were issued to the Bombshell Holders (the “Closing Shares”) at the Closing on a pro rata basis.  The remaining 3,883,773 post reverse split stock Consideration Shares (the “Secondary Shares”) were issued on September 3, 2019, to the Bombshell Holders upon the Company filing an effective amended and restated articles of incorporation (the “Charter Amendment”) that increased the number of authorized shares of Common Stock.  The Bombshell Holders are also eligible to receive earn-out consideration of up to an additional 1,838,461 shares of Common Stock (the “Earn-out Shares”) earnable in tranches of 612,820 shares of Common Stock in each of the second, third and fourth years after the Closing, based on whether Bombshell is able to meet certain Earnings Before Interest and Taxes thresholds in each year.  The Bombshell Holders include certain limited liability companies owned by (i) Jonathan Bonnette, (ii) Joel Bonnette, (iii) Terry Kennedy and Carl Sanko. At the date of this report it remains uncertain whether the EBIT targets which permit the earn out of the first tranche of the additional shares of common stock will be achieved as at the first valuation date.

Name of Bombshell Owner	Consideration Shares	Value of Consideration Shares	Percent of Earn-out Shares
Ambiguous Holdings LLC(1)	415,045	$1,577,171	7.5%
Strategery, LLC(1)	691,700	$2,628,460	12.5%
AYG LLC(2)	415,045	$1,577,171	7.5%
Journey, Home 4 Teens LLC(2)	691,700	$2,628,460	12.5%
Zeake LLC(3)	2,213,490	$8,411,262	40.0%

(1) Joel Bonnette is the sole owner of Strategery, LLC and the owner of 50% of the membership interests of

Ambiguous Holdings LLC. He is the Manager of both entities.

(2) Terry Kennedy is the Manager and indirect beneficial owner of AYG LLC and Journey, Home 4 Teens LLC.

(3) Jonathan Bonnette is the Manager and owner of 45% of the membership interests of Zeake LLC. Terry J. Kennedy Asset Protection Trust owns 45% of the membership interests of Zeake LLC. Terry Kennedy disclaims beneficial ownership of Zeake LLC. Carl Sanko is the holder of the remaining 10% of Zeake.

Board Leadership Structure

Our bylaws provide the Board of Directors with flexibility to combine or separate the positions of Chair of the Board and Principal Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our Company. Our current structure is that of separate Principal Executive Officer and Chair of the Board of Directors. Terry Kennedy serves as our Principal Executive Officer and is responsible for the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company. James Olson serves as our Chair of the Board of Directors, which is a non-executive position, and is responsible for performing a variety of functions related to our corporate leadership and governance, including steering the direction of the Company, coordinating board activities, setting relevant items on the agenda, leading the Board’s review of our Chief Executive Officer and ensuring adequate communication between the Board of Directors and management. Mr. Olson is not considered an independent director. Our Board of Directors has determined that this leadership structure is appropriate for the size of our Company.

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

Meetings of the Board of Directors; Meeting Attendance

During fiscal year 2020, there were 14 meetings of the Board of Directors. During fiscal year 2020, all of the directors attended over 75% of the Board for which the directors served. The Board of Directors also acted at times by unanimous written consent, as authorized by our bylaws and the Nevada Revised Statutes.

We have no policy regarding the attendance of the members of our Board of Directors at our annual meetings of security holders. We did not hold an annual meeting during fiscal year 2020.

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

Principal Accountant Fees and Services

The aggregate fees billed for professional services by Soldinger during fiscal year 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$135,605	$29,587
Audit-Related Fees	--	--
Tax Fees	6,700	--
All Other Fees	--	--
Total Fees	$142,305	$29,587

Audit Fees are the fees billed during the fiscal years ended June 30, 2020 and 2019 for professional services rendered by Soldinger for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Soldinger in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for assurance and related services rendered by Soldinger that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the fees billed during the fiscal years ended June 30, 2020 and 2019 for tax compliance, tax advice and tax planning services rendered by Soldinger.

All Other Fees are the aggregate fees billed for products and services provided during the fiscal years ended June 30, 2020 and 2019 by Soldinger, other than the services reported in the above categories.

Board of Directors Pre-Approval Policies

The Company’s Board of Directors currently does not have any pre-approval policies or procedures concerning services performed by Soldinger. All the services performed by Soldinger that are described above were pre-approved by the Company’s Board of Directors.

None of the hours expended on Soldinger’s engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2020 and 2019 were attributed to work performed by persons other than Soldinger’s full-time, permanent employees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements.  See the audited financial statements for the Fiscal Year ended June 30, 2019 and 2018 contained in Item 8 above which are incorporated herein by this reference.

(b)Exhibits.  The following exhibits are filed as part of this Report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed September 3, 2019)
3.1.2	Amendment to the Amended and Restated Articles of Incorporation of Grow Capital, Inc., effective June 29, 2020. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed July 29, 2020)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on February 20, 2019)
4.2*	Description of securities
10.1	Employment Agreement, by and between the Company and Jonathan Bonnette, dated July 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 20, 2019)
10.2	Agreement, by and between the Company and Trevor Hall, dated January 28, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 1, 2019)
10.3	Consulting Agreement, by and between the Company and Carl Sanko, dated August 6, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on February 20, 2019)
10.4	Consulting Agreement, by and between the Company and Wayne Zallen, dated August 6, 2018 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on February 20, 2019)
10.5	Consulting Agreement, effective February 15, 2019, by and between the Company and James Olson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 3, 2019)
10.6	Consulting Agreement, effective July 1, 2018, by and between the Company and Terry Kennedy (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 16, 2019)
10.7	Fee Agreement, dated May 15, 2019, by and between the Company and Jonathan Bonnette (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 20, 2019)
10.8	Fee Agreement, dated May 15, 2019, by and between the Company and Carl Sanko (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed May 20, 2019)
10.9	Fee Agreement, dated May 15, 2019, by and between the Company and Terry Kennedy (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed May 20, 2019)
10.10	Fee Agreement, dated June 8, 2019, by and between the Company and AF1 Public Relations LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 8, 2019)

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

10.19#	Fee Agreement between Trevor K. Hall and Grow Capital Inc. dated February 12, 2020 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q on February 19, 2020)
10.20#	Compensation Agreement (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on April 3, 2020).
10.21#*	Fee Agreement between Carl Sanko and Grow Capital Inc. dated May 15, 2020
10.22#*	Fee Agreement between Jonathan Bonnette and Grow Capital Inc. dated May 15, 2020
10.23

Exchange Agreement, effective August 3, 2020, by and between the Grow Capital, Inc., and PERA LLC, and the shareholders of PERA LLC. (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on August 11, 2020)

10.24

Registration Rights Agreement, dated August 19, 2020, by and between Grow Capital, Inc., and the Members of PERA, LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on August 20, 2020)

10.25*	Addendum to Commercial Loan Agreement and corresponding promissory note with Encompass More Group, Inc. dated September 25, 2020
14	Code of Conduct (incorporated by reference to Exhibit 14.01 to the Company’s Form 10-12G filed January 7, 2009)
21*	List of Subsidiaries
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

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Grow Capital Inc.

Date: October 13,2020	By:	/s/ Terry Kennedy
Terry Kennedy Chief Executive Officer, and President (Principal Executive Officer)

Date: October 13,2020	By:	/s/ Trevor K. Hall
Trevor K. Hall Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Terry Kennedy	Chief Executive Officer, President and a Director (Principal Executive Officer)	October 13,2020
Terry Kennedy

/s/ Carl S. Sanko	Director and Secretary/Treasurer	October 13,2020
Carl S. Sanko

/s/ James Olson	Director and Chairman of the Board	October 13,2020
James Olson

/s/ Trevor K. Hall	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13,2020
Trevor K. Hall

/s/ Jonathan Bonnette	Chief Technology Officer and Director	October 13,2020
Jonathan Bonnette

/s/ Eric Tarno	Director	October 13,2020
Eric Tarno