Form 10-Q
period 2020-09-30
GROW CAPITAL, INC.
filed 2021-02-01
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS
24,691,530 shares of common stock outstanding as of January 27, 2021
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ii

GROW CAPITAL INC.

iii

ITEM 1.  FINANCIAL STATEMENTS
GROW CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
	September 30,	June 30,
ASSETS	2020	2020
CURRENT ASSETS:	(Unaudited)	*
Cash	$1,495,517	246,761
Accounts receivable, net of allowance	204,300	67,197
Accounts receivable, related parties	58,305	249,057
Interest receivable	2,701	1,794
Prepaid expenses	80,775	68,725
Promissory note receivable	72,000	88,510
Other current assets	147,357	4,277
Total current assets	2,060,955	726,321

Property, plant and equipment, net	944,531	842,975
Intangible assets	200	200
Right to use assets	2,023,678	335,645
Deposits	32,306	8,117
TOTAL ASSETS	$5,061,670	1,913,258

LIABILITIES AND STOCKHOLDERS' AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$786,834	498,625
Accounts payable, related parties	300,349	140,463
Accrued liabilities	1,178,572	172,678
Advances from related parties	105,000	105,000
Unearned revenue	35,774	25,240
Deferred income tax liability	31,800	31,800
Lease liability, current portion	388,178	45,957
Current portion of debt	624,746	12,782
Other current liabilities	222,368	11,568
Total current liabilities	3,673,621	1,044,113

Lease liability	1,663,302	293,664
Debt, net of current portion	5,219,947	583,526
Unearned revenue, net of current portion	3,326,726	-
Other liability	370,000	-
TOTAL LIABILITIES	14,253,596	1,921,303

STOCKHOLDERS' AND MEMBERS’ DEFICIT
Preferred stock, $0.001 par value, 50,000,000 and 5,000,000 shares authorized as at June 30, 2020 and June 30, 2019, none issued and outstanding	$-	-
Common stock, $0.001 par value, 500,000,000 shares and 175,000,000 shares authorized, 22,693,094 and 13,097,310 issued, issuable and outstanding at June 30, 2020 and June 30, 2019 respectively.	22,693	13,097
Treasury stock	(235,600)	-
Additional paid-in capital	50,120,466	50,066,944
Accumulated deficit	(51,163,417)	(50,088,086)
Total Grow Capital Inc. stockholders' deficit	(1,255,858)	(8,045)
Members’ deficit	(7,936,068)	-
Total stockholders' and members’ deficit	(9,191,926)	(8,045)
TOTAL LIABILITIES AND STOCKHOLDERS' AND MEMBERS’ DEFICIT	$5,061,670	1,913,258

*derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements.

GROW CAPITAL, INC.
AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations
(Unaudited)

	Three Month Ended
	September 30,
	2020	2019
Revenue	$4,331,740	$143,538
Revenue, related parties	331,258	455,124
Total revenues	4,662,998	598,662

Cost of sales, nonrelated parties	3,231,367	192,451
Cost of sales, related parties	485,323	152,955
Total cost of sales	3,716,690	345,406

Gross profit	946,308	253,256

Operating expenses
General and administrative	615,473	579,881
General and administrative, related parties	297,080	47,499
Professional fees	461,584	352,492
Settlement	494,458	-
Depreciation, amortization and impairment	5,235	6,404
Total operating expenses	1,873,830	986,276

Loss from operations	(927,522)	(733,020)

Other income (expense):
Interest income	1,625	1,342
Interest expense	(75,439)	(9,100)
Total other income (expense), net	(73,814)	(7,758)

Income (loss) from continuing operations	(1,001,336)	(740,778)
Income (loss) from discontinued operations	-	491,885
Net income (loss)	$(1,001,336)	$(248,893)

Net Income (loss) attributable to Members of Appreciation Financial	73,995	-
Net loss attributable to Grow Capital Inc.	$(1,075,331)	$(248,893)

Basic and diluted net loss from continuing operations	$(0.06)	$(0.08)
Basic and diluted net loss from discontinued operations	$0.00	$0.05
Basic and diluted net loss	$(0.06)	$(0.03)

Weighted average shares used in completing basic and diluted net loss per common share	17,512,961	9,477,870

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements.

GROW CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Changes in Stockholders and Members Equity (Deficit)
(Unaudited)

	Preferred Shares		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Grow Capital Inc. Shareholders	Appreciation Financial Members	Total Shareholders and Members
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit	Deficit	Deficit
Balance, June 30, 2020	-	$-	13,097,310	$13,097	$	$50,066,944	$(50,088,086)	$(8,045)	$-	$(8,045)
Shares issued to acquire related party business	-	-	9,358,185	9,358	(200,600)	(209,413)	-	(400,655)	(8,010,063)	(8,410,718)
Private placements	-	-	75,000	75	(35,000)	74,925	-	40,000	-	40,000
Shares issued to Officers, Directors and employees for compensation	-	-	145,495	146	-	164,919	-	165,065	-	165,065
Conversion of accounts payable into stock	-	-	17,104	17	-	23,091	-	23,108	-	23,108
Loss for the period	-	-	-	-	-		(1,075,331)	(1,075,331)	73,995	(1,001,336)
Balance, September 30, 2020	-	$-	22,693,094	$22,693	$(235,600)	$50,120,466	$(51,163,417)	$(1,255,858)	$(7,936,068)	(9,191,926)

		Preferred Shares		Common Stock	Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2019	-	$-	7,037,241	$7,037	$49,766,676	$(47,741,333)	$2,032,380

Shares issued under business combination	-	-	5,533,773	5,534	75,633	-	81,167
Private placements	-	-	13,889	14	49,986	-	50,000
Shares issued to Officers, Directors and employees	-	-	22,548	23	90,251	-	90,274
Conversion of accounts payable into stock	-	-	7,350	7	20,277	-	20,284
Shares retired under sale of subsidiary	-	-	(454,694)	(455)	(908,934)	-	(909,389)
Loss for the period	-	-	-	-	-	(248,893)	(248,893)
Balance, September 30, 2019	-	$-	12,160,107	$12,160	$49,093,889	$(47,990,226)	$1,115,823

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements.

GROW CAPITAL, INC.
AND SUBSIDIARIES
(Formerly Grow Condos, Inc.)
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,001,336)	$(248,893)
(Gain) loss from discontinued operations	-	(491,885)
Net loss from continuing operations:	(1,001,336)	(740,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	5,235	6,404
Stock based compensation	173,173	501,638
Loss on debt settlement	494,458	-
Impair of other current asset	6,900
Amortization on ROU	5,286	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	31,651	1,128
Accounts receivable	(66,158)	(49,935)
Accounts receivable, related parties	59,658	(142,793)
Interest receivable	(907)	(1,342)
Accounts payable	228,200	(118,783)
Account payable, related parties	(41,366)	132,740
Accrued expenses	376,855	(99,731)
Unearned revenue	4,867	(2,080)
Other current liabilities	24,392	-
Net cash (used in) in operating activities	300,908	(513,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business combination	884,273	43,975
Promissory note receivable	16,510	(100,000)
Due from related party	-	(39,548)
Net cash (used in) provided by investing activities	900,783	(95,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment debt	(27,935)	(2,141)
Proceeds (repayment) from related party	-	(13,121)
Proceeds from private placement	75,000	200,000
Net cash provided by financing activities	47,065	184,738

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	-	-
Investing activities	-	(2,030)
Financing activities	-	-
Net cash (used) provided by discontinued activities	-	(2,030)
Net increase (decrease) in cash	1,248,756	(426,397)
Cash at beginning of period	246,761	483,430
Cash at the end of the period	$1,495,517	$57,033

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$9,012	$9,100
Cash paid for income taxes	$-	$-
Cash paid for operating lease	$42,536	$8,028

Non-cash Investing and Financing Activities:
Stock issued for settlement of accounts payable	$15,000	$15,000
Stock returned from sale of WCS	$-	$909,389
Assets acquire, net of liabilities, Bombshell	$-	$81,167
Assets acquire, net of liabilities, Pera combined with Appreciation	$8,210,118	$-
Accounts payable reclassify to other current liability due to litigation	$61,948	$-

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 1 – Organization and Description of Business (continued)

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

Keeping with management’s determination to acquire complementary revenue generating operations, on August 19, 2020, the Company acquired PERA LLC, a Nevada limited liability company (“PERA”), pursuant to an exchange agreement (the “Exchange Agreement”), effective as of August 3, 2020 (the “Effective Date”), by and between PERA, the members of PERA (the “PERA Members”), and the Company. As a result,  PERA became a wholly-owned subsidiary of the Company.  At the time of the acquisition of PERA LLC, the Company determined that Appreciation Financial was under common control with PERA LLC, as they are both controlled by our Chief Operating Officer, Terry Kennedy (see Note 4).  Additionally, Appreciation was considered to be a primary beneficiary of PERA LLC. The Company has had discussions with the members of Appreciation Financial about potential combinations, which as of the date of these financial statements are not yet probable.  However, because of the nature of the relationship, the Company determined that while Appreciation Financial is not a variable interest entity to the Company, the nature of the common control relationship coupled with the inter-relationship with PERA LLC meant that in order for the results of operations and financial position to not be misleading, the Company had to combine its results with those of Appreciation Financial upon the acquisition of PERA, LLC.

With the acquisition of PERA LLC, and concurrent combination of the operations of Appreciation Financial, the Company expanded its operations into lead generation services and insurance brokerage.  PERA LLC provides public employee retirement serving as an appointment portal for agents to schedule qualified appointments with public employee seeking financial planning for retirement and other associated insurance coverage.  Appreciation Financial LLC has a network of member agents offering full-service retirement planning servicing public employees and their families providing policies from a series of insurance carriers that meet their retirement planning requirements.
As the Company looks to continue to expand in the financial technology and related sectors, Grow Capital expects to identify additional acquisition targets, complete those acquisitions, and grow its complementary operating companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Going Concern

During the three month periods ended September 30, 2020 and 2019, the Company reported a net loss of $1,001,336 and $248,893 respectively. The Company had a working capital deficit of $1,612,666 with approximately $1,495,517 of cash on hand as of September 30, 2020.  Cash provided by operations totaled $300,908 during the three months ended September 30, 2020. The Company continues to work actively to increase its customer/client base and increase gross profit in Bombshell Technologies and PERA LLC, in order to achieve net profitability by the close of fiscal 2021.  For any operational shortfalls, the Company intends to rely on sales of our unregistered common stock, loans and advances until such time as we achieve profitable operations.  In addition, the current presentation is based on the fact that the Company is currently in negotiations to acquire Appreciation Financial LLC and its related entities.  Should that not occur, its possible that the Company will no longer combine its results with those of Appreciation Financial LLC and its related entities. If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 1 – Organization and Description of Business (continued)

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segments, Bombshell and Pera LLC have not experienced a decline in sales as a result of the impact of COVID-19, and in fact, have increased sales due to the increase in demand for virtual appointments which can be serviced by PERA LCC as a part of their core operational mandate. In addition, the Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property were delayed until July 2020 when the government permitted the resort to reopen, however since that time the resort has continued to receive regular bookings and has returned to normal operating parameters.  As a result, Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed financial statements included herein are unaudited. Such financial statements, in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature outside of the combination of Appreciation Financial. These interim results are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any other period. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and because of this, for further information, readers should refer to the financial statements and footnotes included in its Form 10-K for the fiscal year ended June 30, 2020 filed on October 13, 2020. The Company believes that the disclosures are adequate to make the interim information presented not misleading.

Consolidation and Combination

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, upon the acquisition of PERA LLC, the Company combined entities that met the criteria of having common control with Grow Capital and its controlled subsidiaries. Upon the acquisition of PERA LLC (see below), the Company identified certain common control entities, the operations of which are included in our consolidated and combined financial statements.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Grow Capital Inc. and its wholly-owned subsidiaries, Bombshell Technologies Inc., The Resort at Lake Selmac and PERA LLC, as well as PERA Administrators LLC, the operations of which are for the sole benefit of PERA LLC. In addition, the Company has combined the results of Appreciation Financial LLC and Appreciation Rewards LLC.  At the time of the acquisition of PERA LLC, the Company determined that Appreciation Financial was the primary beneficiary of PERA LLC.  In addition, the Company determined that it has common ownership with Appreciation Financial and the Company has had discussions with the members of Appreciation Financial about potential combinations, which as of the date of these financial statements are not yet probable.  However, because of the nature of the relationship, the Company determined that while Appreciation Financial is not a variable interest entity to the Company, the nature of the common control relationship coupled with the inter-relationship with PERA LLC meant that in order for the results of operations and financial position to not be misleading, the Company had to combine its results with those of Appreciation Financial upon the acquisition of PERA, LLC.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Reported operations in the three months ended September 30, 2020 include operations of our wholly owned subsidiaries Bombshell and The Resort at Lake Selmac, as as well as the results of operations by PERA LLC and its common control entities for the period from acquisition (August 19, 2020 through September 30, 2020).  In addition, September 30, 2020 operating results also include the combined results of both Appreciation Financial LLC Appreciations Rewards LLC for the period from August 19, 2020 to September 30, 2020. Results for the comparative three month period ended September 30, 2019 include Grow Capital,  Bombshell and the Resort at Lake Selmac.

All material intercompany accounts, transactions, and profits have been eliminated in consolidation and with and between the combined entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include timing of recognition of commission revenue on insurance policy renewals and expenses related thereto, along with costs associated with policy acquisition and our allowance for doubtful accounts and useful lives of our fixed assets related to Lake Selmac. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2020 and 2019, the Company had $272,767 and $0 in excess of the FDIC insured limit, respectively.

Concentration Risk - Revenues

For the three months ended September 30, 2020, one customer accounted for 53% of combined and consolidated gross revenue, 57% of combined and consolidated revenue from non-related parties and 70% of revenue recorded by Appreciation Financial LLC.  The contribution of revenue to the three month operating period ended September 30, 2020 was derived from operations of Appreciation Financial LLC for the period between August 19, 2020 and September 30, 2020.

Concentration of Financing Risk

Appreciation Financial is dependent upon on its largest customer for financing of its operations.  That customer has provided commission advances of approximately $3.3 million and loans of approximately $4.8 million as of September 30, 2020.

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. At September 30, 2020, the allowance for doubtful accounts totaled approximately $41,400.

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Leases (cont'd)

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2019, the Company recognized a lease liability of approximately $291,753, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 6.75%. As of July 1, 2019, the Company recognized a right-to-use asset of approximately $289,089. Lease expense did not change materially as a result of the adoption of ASU 2016-02. As a result of the acquisition of PERA LLC and combined entity Appreciation Financial LLC, as of August 19, 2020 the Company recognized a right to use asset of $157,795 and a lease liability of $153,413 with respect to PERA LLC and a right to use asset of $1,575,145 and  a lease liability of $1,598,068 with respect to combined entity Appreciation Financial LLC.

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606 (cont'd)

When a contract with a customer or an agent is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts at the end of each reporting period based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded against the related accounts receivable.

The transaction price is the consideration that the Company expects to receive from its customers and agents in exchange for its products or services. In determining the allocation of the transaction price, the Company identifies performance obligations in contracts with customers, which may include subscriptions to software and services, support, professional services and customization.  In the case of the Company’s software contracts and support services prices are predetermined based on the specific terms of the contract either in flat fee customization/license fee charges or as hourly support and/or software customization charges. Charges relative to license fees are amortized over the term of the license. Charges relative to customization of the software are charged over the term of the scope of work on a percentage of completion basis. Charges relative to support and ongoing services and professional fees are charged when incurred and control has been transferred or the work has been completed. Income earned through the sale of appointments to agents by PERA LLC are recognized on the date of the service appointment.

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

Income from agent appointments

Income generated by booking appointments for insurance agents is earned on the date on which the appointment takes place.  Appointment fees which are collected in advance of appointments are recorded as unearned revenue.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606 (cont'd)

Unearned Revenue

Unearned revenue represents billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of appointment fees collected from member agents where the client appointment has not yet occurred, license fees being amortized over the term of the customer contract and customization services which have not yet been concluded and are being deferred using the percentage-of-completion method.

Campground space rentals and concession sales

Revenues from our campsite operations from the sales of concession items, equipment rentals or campsite locations are recoded on the cash basis due to the nature of collection of campsite fees and concession items, which occur daily as the site is rented and sundry items are purchased.

 Commissions earned on insurance coverage (Appreciation Financial LLC)
Appreciation Financial LLC earns commissions paid by insurance carriers for the binding of insurance coverage. Commissions are earned at a point in time upon the effective date of bound insurance coverage, as no performance obligation exists after coverage is bound. If there are other services within the contract, Appreciation estimates the stand-alone selling price for each separate performance obligation, and the corresponding apportioned revenue is recognized over a period of time as the performance obligations are fulfilled. Incentive commissions represent a form of variable consideration which includes additional commissions over base commissions received from insurance carriers based on predetermined production levels mutually agreed upon by both parties. Incentive commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions based on the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Advance Commissions are paid by insurance carriers under agreed terms of certain individual customer policies.  Advance Commissions are recorded as deferred revenue and amortized over the term of the contract.

Appreciation Management determines the policy cancellation reserve based upon historical cancellation experience adjusted for any known circumstance.

Commission revenues – Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the customer. As a result of the adoption of Topic 606, commission revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. The overall impact of these changes is expected to be significant.. These commission revenues, including those billed on an installment basis, will now be recognized earlier than they had been previously. Revenue is accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated.

Incentive and contingent commissions – Prior to the adoption of Topic 606, revenue that was not fixed and determinable because a contingency existed was not recognized until the contingency was resolved.  Under Topic 606, Appreciation must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable.  Incentive and contingent commissions represent a form of variable consideration associated with the placement of coverage, for which we earn commissions and fees.  In connection with Topic 606, these commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding core commissions.  The resulting effect on the timing of recognizing of these contingent commissions will now more closely follow a similar pattern as our commissions and fees with any true-ups recognized when payments are received or as additional information that affects the estimate becomes available.

Fee Revenues: Appreciation earns fee revenue related to the onboarding of its agents which is recorded at the time of the transaction.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606 (cont'd)

Additionally, Appreciation is required to evaluate the impact of ASC Topic 340 – Other Assets and Deferred Cost (“ASC 340”) which requires companies to defer certain incremental cost to obtain customer contracts, and certain costs to fulfill customer contracts.

Incremental cost to obtain – The adoption of ASC 340 is expected to result in Appreciation deferring certain costs to obtain customer contracts primarily as they relate to commission-based compensation for which the Company pays an incremental amount of compensation on new business. These incremental costs are expected to be deferred and amortized based on the term of customer polices and expected renewals.

Cost to fulfill – The adoption of ASC 340 may result in Appreciation deferring certain costs to fulfill contracts and recognizing costs as the associated performance obligations are fulfilled. In order for contract fulfillment costs to be deferred under ASC 340, the costs must (1) relate directly to a specific contract or anticipated contract, (2) generate or enhance resources that Appreciation will use in satisfying its obligations under the contract, and (3) be expected to be recovered through sufficient net cash flows from the contract.
As of the filing date, Appreciation Financial is unable to estimate with certainty its historical renewal rates for the insurance policies previously sold and therefore has not included commission revenue to be earned upon renewal based on this estimate.  This also means that Appreciation is unable to estimate the costs to be deferred under ASC 340, or the costs to be expensed upon recognition of renewal revenue under ASC 606.  Appreciation Financial prior to the combination of its financial statements herein did not previously report the results of its operations and financial position under US GAAP and is currently in the process of developing the systems and processes in which to estimate these amounts.  The Company currently expects that the processes and systems will be in place for the reporting for the Company’s year ended June 30, 2021 financial statements.

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

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Income taxes (cont'd)

In the quarters ended September 30, 2020 and 2019, the Company issued a significant number of new shares in its acquisition of PERA LLC and Bombshell Technologies, Inc. (see Note 4) and the cancellation of then outstanding shares upon the sale of WCS Enterprises, LLC (see Note 5).  The effect of these issuances and cancellations is that most likely, the Company experienced the requisite change of control as promulgated under the US Internal Revenue Code section 382.  The effect of this will be that going forward, the ability of the Company to utilize the US Federal net operating loss carryforwards of Grow Capital, Inc. from prior to these transactions will be limited in its usage.  In order to determine the specific effect, the Company must perform the computations required under the Internal Revenue Code, which have not yet been performed.  The Company expects it will perform the required computations once its evident that profits are likely.

Net (loss) income per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the three months ended September 30, 2020 and 2019, all potentially dilutive securities are anti-dilutive due to the Company's losses from operations.

All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our earnings (loss) per share calculations.

There were no potential shares outstanding as of September 30, 2020 and 2019.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.  These reclassifications had no effect on net income for the prior periods.  In addition, we previously included the results of operations and financial position of the Resort on Lake Selmac for the period ended September 30, 2019 in discontinued operations and assets and liabilities held for sale, respectively.  Subsequent to the original Form 10-Q filing for the period ended September 30, 2019, we no longer had a plan of sale and therefore the results of Lake Selmac and its financial position are now included in our results from continuing operations and cash flows for the period ended September 30, 2019.

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

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the impact that ASU 2018-13 will have on its financial statements.

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (cont'd)

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

Note 3 – Prepaid expenses

Prepaid expenses at September 30, 2020 and June 30, 2020 consist of the following:

	September 30, 2020	June 30, 2020

Professional fees	$59,675	$50,000
Insurance	1,732	2,771
Other expenses	19,368	15,954
Total	$80,775	$68,725

Note 4 – Merger with PERA LLC

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

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 4 – Merger with PERA LLC (continued)

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

The acquisition of PERA was not accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Due to the related party and common control relationships held between Bombshell and Grow Capital, Inc., the assets and liabilities of Bombshell transferred over to the Company at their historical carrying values.

The following table provides information as of August 19, 2020 of the assets acquired and the liabilities assumed in the merger:

	Pera	Appreciation	Combined
Assets
Cash	$27,693	$856,580	$884,273
Accounts receivable	67,779	28,534	96,313
Due to/from related parties	(356,096)	388,596	32,500
Prepaid and other assets	32,440	187,283	219,723
Property and equipment	-	106,791	106,791
Right to use assets	157,795	1,575,145	1,732,940
Grow Capital stock held*	140,600	60,000	200,600
Total Assets	$70,211	$3,202,929	$3,273,140

Liabilities
Accounts payable and accrued liabilities	$36,186	$885,625	$921,811
Accounts payable and accrued liabilities, related parties	-	201,252	201,252
Unearned revenue	5,667	3,326,726	3,332,393
Debt	75,000	5,201,321	5,276,321
Lease liabilities	153,413	1,598,068	1,751,481
Total liabilities	$270,266	$11,212,992	11,483,258

Net Assets	$(200,055)	$(8,010,063)	$(8,210,118)

Consideration: 9,358,185 shares			$9,358
Additional paid in capital			(209,413)
Members’ equity			(8,010,063)
Total			$(8,210,118)

*The Grow Capital, Inc. common stock held by PERA LLC and Appreciation Financial at the time of the closing was included as treasury stock.

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 5 – Assets Held for Sale

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

After payment of all closing costs, the Company recorded a gain on sale of approximately $553,000. (See detail below)

Discontinued Operation:

(a)	The Results of the Discounted Operations are as follows:

	Three Months Ended
	September 30,
	2020	2019

Net revenues	$-	$14,400
Operating expenses
General and administrative	-	7,964
Depreciation, amortization and impairment	-	6,990
Total operating expenses	-	(14,954)
Income (Loss) from operations	-	(554)
Gain (loss) on sale	-	492,439
Income (loss) from discontinued operations	$-	$491,885

(b)	Assets and liabilities disposed of are as follows

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

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020
Lake Selmac Property	$768,782	$768,782
Automobiles	264,343	-
Leaseholder improvement	156,653	67,644
Furniture, Fixtures and Equipment	133,493	32,964
	1,323,271	869,390
Less: accumulated depreciation	(378,740)	(26,415)
	$944,531	$842,975

Depreciation expense amounted to $5,235 and $6,404, for the three months ended September 30, 2020 and 2019, respectively.

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

On September 25, 2020 the Company and Encompass More Group Inc. (the “Borrower”) entered into an addendum to the July 22, 2019 Commercial Loan Agreement (the “Addendum”) in order to modify certain of the terms and conditions.  Under the Addendum, the Borrower shall enter into a new promissory note in the principal amount of $72,000, with any unpaid interest due and payable at June 30, 2020 to accrue and become due and payable on October 1, 2021.  Further under the terms of the promissory  note the Borrower shall make twelve (12) installment payments of $6,000 commencing November 1, 2020, until the principal balance of the loan is repaid in full, at which time all accrued and unpaid interest shall come due and payable.  Interest on the promissory note shall continue to accrue at a rate of Five (5%) per annum.  Concurrent with the execution of the Addendum, the Borrower made a lump sum payment of $16,510 to reduce the principal of the original $100,000 loan to $72,000.  Payments through January 31, 2021 have been received as of the date of this report. The Company believes the note to be fully collectible as of September 30, 2020.

Note 8 – Accrued Liabilities

Accrued liabilities at September 30, 2020 and  June 30, 2020 consist of the following:

	September 30, 2020	June 30, 2020
Accrued salaries and wages	$11,448	$23,749
Accrued commission fees	1,003,892	-
Accrued interest on mortgage	21,431	21,431
Accrued expenses	141,801	127,498
	$1,178,572	$172,678

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 9 - Debts and Other Noncurrent Liabilities

(1)	Mortgage on Lake Selmac Property

	September 30, 2020	June 30, 2020
Note payable, Resort at Lake Selmac	$594,079	$596,308

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

As of September 30, 2020, the approximate future aggregate principal payments in respect of our current obligations were as follows:

2021	10,553
2022	583,526
$594,079

(2)	Paycheck Protection Program and SBA

Paycheck Protection Program (“PPP loan”)	$250,772
SBA	224,900
Total	$475,672

On May 1, 2020, the Company entered into a promissory note with the US Small Business Administration (SBA) for funding in the amount of $250,772 with an interest rate of 1% per annum under the payroll protection program (PPP).  Principal and interest payments are deferred during the first six (6) months of the term of this Note (the “Deferral Period”). Interest will continue to accrue on the outstanding principal balance during the Deferral Period.  After proceeds of this Note have been expended by Borrower, but not sooner than eight weeks after the date of initial disbursement on this Note, Borrower may submit to Lender a request for forgiveness of the Loan. Borrower must submit all documentation required by Lender to verify number of full-time equivalent employees and pay rates, as well as the payments on eligible mortgage, lease, and utility obligations, certifying that the documents are true and that Borrower used the forgiveness amount to keep employees and make eligible mortgage interest, rent, and utility payments. Lender will notify Borrower within 60 days whether all or part of the requested forgiveness of the Loan has been approved.  If the entire principal balance of this Note and accrued interest is not forgiven before the end of the Deferral Period, then the principal balance together with and all accrued and unpaid interest outstanding on the Amortization Commencement Date shall be paid in eighteen (18) monthly payments, commencing in the month immediately following the amortization commencement date.
In addition, the Company received an Economic Injury and Disaster Loan “EIDL” in the amount of $224,900 from the SBA for working capital purposes, pursuant to the terms and conditions set forth in a Loan Authorization and Agreement, Note, and Security Agreement between the Company and the SBA. The EIDL accrues interest at the rate of 3.75% per annum and matures on August 11, 2050 (30 years from the date of the note). Pursuant to the terms of the loan agreement, the Company granted the SBA a security interest in all of its tangible and intangible personal property to secure payment and performance of the Company’s obligations. The loan agreement contains certain affirmative and restrictive covenants, including a covenant prohibiting the Company from selling or transferring any collateral (other than the sale of inventory in the ordinary course of business) without the SBA’s prior written consent, as well as a covenant prohibiting the Company from making any distribution of assets or any direct or indirect advance, by way of a loan, gift, bonus or otherwise, to any owner or employee of the Company or its affiliates without the SBA’s prior written consent. An event of default will occur under the note if, among other things, the Company reorganizes, merges, consolidates or otherwise undergoes a change in ownership or business structure without the SBA’s prior written consent. The Company may prepay the note at any time without notice or penalty.
(3)	Loans from National Life Group

Appreciation had certain loan agreements with National Life Distribution, LLC as below:
September 30,
2020
Revolving line of credit loan upto $5M dated December 21, 2018 with maturity date on December 20, 2023 Interest rate 6%	$4,235,748
Promissory note dated November 2, 2018 Interest rate 5%, weekly payment $5,000, paid in full on December 1, 2020	539,194
Total	$4,774,942

Future maturities over the remaining term of the debt are as follows:

2021	$624,746
2022	984,199
2023	4,235,748
5,844,693
Less: current portion	(624,746)
Long-term portion of debt	$5,219,947

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 10 – Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between 2021 and 2028.
Future minimum lease payments in respect of the above under non-cancellable leases as of September 30, 2020 as presented in accordance with ASC 842 were as follows:

2020	$123,911
2021	487,140
2022	379,059
2023	280,923
2024	238,769
Remaining periods	1,008,294
Total future minimum lease payments	2,518,096
Less: imputed interest	(466,616)
Total	2,051,480
Current portion of operating lease	388,178
Long term of operating lease	$1,663,302

Note 11 – Capital Stock

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

Common Stock

On August 19, 2020, the Company issued a total of 9,358,185 unregistered, restricted shares of Common Stock to acquire Pera LLC. (See Note 4).

During the three months ended September 30, 2020, the Company issued a total of 145,495 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $165,065.

During the three months ended September 30, 2020, the Company issued 17,104 fully vested shares of unregistered, restricted Common Shares to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $15,000 liability settlement and stock-based compensation of $8,108 on the statement of operations.

During the three months ended September 30, 2020, the Company issued a total of 75,000 unregistered, restricted shares of Common Stock in respect to private placements at $1.00 per share and received cash proceeds of $75,000, in which $35,000 subscripted from Appreciation.

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

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 11 - Capital Stock (continued)

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

Note 12 – Related Party Transactions

(1)	Bombshell Technologies, Inc.

Revenue

The following table summarizes the revenue from the Company’s related parties.  Revenues below reflect the transactions between Bombshell, PERA and Appreciation to to the time of acquisition, consolidation and combination effective August 20, 2020, thereafter intercorporate sales are eliminated:

	Three Months Ended September 30,
	2020	2019
Appreciation Financial LLC (1)	$101,217	$167,336
Public Employee Retirement Assistance (PERA) (1)	74,856	74,790
Superior Performers Inc. (1)	139,572	212,998
Others	15,613	-
Grand Total	$331,258	$455,124

(1)
The Company had a significant concentration of revenue from these four customers totaling 95% and 100% of gross related party revenues during the three months ended September 30, 2020 and 2019, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 12 – Related Party Transactions (continued)

The following table summarizes the accounts receivable from the Company’s related parties:

	September 30, 2020	June 30, 2020
Appreciation Financial LLC (1)	$-	$140,289
Public Employee Retirement Assistance (PERA) (1)	-	49,737
Superior Performers Inc. (1)	47,757	58,061
Others	10,548	970
Grand Total	$58,305	$249,057

(1)
The Company had a significant concentration of accounts receivable from these three customers totaling 99% as at June 30, 2020. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Appreciation and PERA balances are eliminated as of September 30, 2020.

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

	Three Months ended September 30,
	2020	2019
Trendsic Corporation Inc. (1)(2)	$-	$150,540
Ambiguous Holdings LLC (1)(2)	-	2,415
Total	$-	$152,955

(1)
The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 100% of related party costs of goods sold in the three months ended September 30, 2019, respectively.

(2)	Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes expense related to commission fees included as General and administrative – related parties:

	Three Months ended September 30,
	2020	2019
Zeake, LLC (1)	$53,082	$47,499

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes accounts payable to the Company’s related parties:

	September 30, 2020	June 30, 2020
Trendsic Corporation Inc. (1)	$-	$61,948
Zeake, LLC (1)	99,097	78,515
Grand Total	$99,097	$140,463

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

  GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 12 – Related Party Transactions (continued)

(2)	Pera LLC

The following table summarizes the Costs of Sales – related parties:
For the period August 20, 2020 to September 30, 2020
Pera Wizards, LLC (1)	$253,596
Wingbrook Partners, LLC (1)	177,352
Total	$430,948

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes expense related to commission fees paid to related parties and included as General and administrative – related parties:

For the period August 20, 2020 to September 30, 2020
Management fee	$28,962
Commission fee	18,563
Total	$47,525

(3)	Appreciation Financial LLC

The following table summarizes the Costs of Sales – related parties:

For the period August 20, 2020 to September 30, 2020
Member of Appreciation	$54,374

The following table summarizes expense related to compensation  included as General and administrative – related parties:

For the period August 20, 2020 to September 30, 2020
Member of Appreciation	$196,473

Upon combination of Appreciation, the Company assumed accounts payable as below:

September 30, 2020
Member of Appreciation	$201,252

(4)	Grow Capital

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

  GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 12 – Related Party Transactions (continued)

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

145,495 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $165,065.

During the three months ended September 30, 2020, the Company issued a total of 75,000 unregistered, restricted shares of Common Stock to related parties for cash proceeds of $75,000.

    GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 13 – Segment Reporting

The Company's operations are classified into four reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operational, and growth and technology development strategies.

Resort at Lake Selmac

The recreational vacation site rentals segment operated by Resort at Lake Selmac, Inc. derives its revenue from rental of RV sites and campsites at its owned location on Lake Selmac in Oregon.

Bombshell Technologies and Corporate

US. The Fintech segment operated by Bombshell Technologies based in Nevada and Louisiana derives its income from proprietary software which delivers customized back office compliance, sophisticated multi-pay commission processing, and a unique new client application submission system, along with digital engagement marketing services centric to financial services.

Pera

Our electronic appointment scheduling operations provides leads for insurance agents to connect retirement professionals and public employees to trusted insurance advisors.

Appreciation

The operations of combined entity Appreciation Financial LLC include full-service retirement planning by member agents which service public employees and their families providing policies from a series of insurance carriers that meet their retirement planning requirements. We derive revenue from all operating segments.

There are inter-segment sales between each of our operating divisions other than Resort at Lake Selmac.  The costs associated with management overhead for Grow Capital are dedicated to our key operating segment in the FinTech industry, Bombshell Technologies and all corporate overhead has been included in this segment disclosure as a result.

	As of September 30,	As of June 30,
	2020	2020
Assets by segment
Bombshell Technologies and corporate	$1,121,066	$1,129,266
Pera	501,440	-
Appreciation	2,654,052	-
Resort at Lake Selmac	785,112	783,992
Total assets	$5,061,670	$1,913,258

Three months ended September 30, 2020 and 2019:
	Three Months Ended
	September 30,
	2020	2019
Revenues by segment:
Bombshell Technologies and corporate	$382,671	$506,363
Pera	709,679	-
Appreciation	3,501,502	-
Resort at Lake Selmac	69,146	86,299
Revenues	$4,662,998	$592,662

Segment profit (loss)
Bombshell Technologies and corporate	$(1,057,859)	$(257,113)
Pera	(43,487)	-
Appreciation	73,996	-
Resort at Lake Selmac	26,014	8,220
Total segment profit	$(1,001,336)	$(248,893)

  GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 15 – Commitments and Contingencies

On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (former CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.) filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and is vigorously defending against such claims. At the time of this report, the Company and the plaintiff have entered into confidential settlement negotiations. The Company has accrued $494,458 in accrued liabilities in respect of the estimated monetary settlement.

On September 4, 2020, Colorado Public Employees’ Retirement Association filed a lawsuit against our wholly owned subsidiary PERA, LLC in United States District Court for the District of Colorado. Plaintiff asserts claims against the Company for violation of the Colorado Consumer Protection Act, C.R.S. Sec. 6-1-113 and for common law unfair competition. Plaintiff alleges that the Company has created confusion amongst Colorado public employees as to the affiliation of the Company with Plaintiff. The Company denies the claims asserted against it and is vigorously defending the lawsuit. At this point, Plaintiff has not identified any monetary damages alleged to be sustained as a result of the Company’s conduct.

On May 25, 2017, Asurea Insurance Services, Inc. filed a lawsuit against Appreciation, LLC and three of our top agents in the Superior Court of California, Sacramento. Plaintiff asserts claims of Breach of Settlement Agreement, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance, Declaratory Relief, Intentional Interference with Prospective Economic Relations, Negligent Interference with Prospective Economic Relations, and Aiding and Abetting. Plaintiff alleges that the Parties breached the Settlement Agreement reached between the parties on September 1, 2014. The Company denies the claims asserted against it and is vigorously defending the lawsuit. The parties have attended mediation in an attempt to settle this case to no avail. At this point, Plaintiff has not proven any monetary damages alleged to be sustained as a result of the Company’s alleged conduct.
On September 15, 2017, Nathan Burks filed a lawsuit against Appreciation, LLC and three of our top agents in the Superior Court of California, Sacramento. Plaintiff asserts claims of Breach of Settlement Agreement, Breach of Associate Agreement, Common Count- Services Rendered, Intentional Interference with Contractual Relations, Negligent Interference with Prospective Economic Relations, Declaratory Relief, Money Had and Received, and Unfair Competition. Plaintiff alleges that when he left Appreciation and returned to Asurea (his original place of employment in 2014, and a corporate entity with which we are in litigation) (see above) that despite violating the associate agreement, he is owed money. The Company denies the claims asserted against it and is vigorously defending the lawsuit. The parties have an arbitration set in May of 2021 in an attempt to settle this case. At this point, Plaintiff has not proven any monetary damages alleged to be sustained as a result of the Company’s alleged conduct.
On the basis of current information, the availability of legal advice, and in management’s opinion, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, would have a material adverse effect on its financial condition, operations and/or cash flows.

  GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Note 16- Subsequent Events

On September 30, 2020 Terry Kennedy, CEO, and Eric Tarno, CEO of acquired subsidiary, PERA LLC, were appointed to the Company’s Board of Directors effective October 1, 2020.

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

On October 1, 2020 the Company issued a total of 106,869 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On October 16, 2020, the Company issued a total of 15,000 unregistered restricted common shares as the quarterly payment  to an officer as part of his respective executive and/or board compensation package.  The shares vest immediately upon issuance.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On November 16, 2020 the Company issued a total of 199,370 shares of  common stock to two officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On November 23, 2020, the Company issued a total of 75,000 shares of common stock to three related companies for total consideration of $75,000.

On December 4, 2020, the Company issued a total of 20,797 shares to AF1 Public Relations LLC for consideration of serviced valued at $15,000.   The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On January 11, 2021, the Company issued a total of 119,718 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On January 11, 2021, the Company issued a total of 1,500,000 unregistered, restricted common shares to certain third parties and related entities for cash consideration of $375,000.

On January 11,  2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, concurrent with approving an extension to his executive compensation contract, as compensation for the three-month period commencing October 1, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On January 22, 2021, the Company issued a total of 15,000 unregistered restricted common shares as the quarterly payment  to an officer as part of his respective executive and/or board compensation package.  The shares vest immediately upon issuance.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements for the three months ended September 30, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission in our Form 10-K on October 13,2020, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

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

On September 4, 2019 the Company entered into a listing agreement for the sale of the Resort at Lake Selmac site location (formerly Smoke on the Water)for an offering price of $850,000, with expected 6% sales commission. Such listing agreement was extended in December 2019 under the same terms and conditions, expiring in March 2020. Further, despite originally listing the Resort at Lake Selmac property for sale during September 2019 upon expiry of the listing agreement March 31, 2020, the Company determined to delay the sale, and to continue to operate the rebranded Resort at Lake Selmac as a family friendly RV resort facility in fiscal 2020. The Resort opened for operations in fiscal 2021 on July 1, 2020 subsequent to a delay resulting from the impact of Covid-19 and certain state mandated facility closures.

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

Keeping with management’s determination to acquire complementary revenue generating operations, on August 19, 2020, the Company acquired PERA LLC, a Nevada limited liability company (“PERA”), pursuant to an exchange agreement (the “Exchange Agreement”), effective as of August 3, 2020 (the “Effective Date”), by and between PERA, the members of PERA (the “PERA Members”), and the Company. As a result,  PERA became a wholly-owned subsidiary of the Company.  At the time of the acquisition of PERA LLC, the Company determined that Appreciation Financial was under common control with PERA LLC, as they are both controlled by our Chief Operating Officer, Terry Kennedy (see Note 4).  Additionally, Appreciation was considered to be a primary beneficiary of PERA LLC. The Company has had discussions with the members of Appreciation Financial about potential combinations, which as of the date of these financial statements are not yet probable.  However, because of the nature of the relationship, the Company determined that while Appreciation Financial is not a variable interest entity to the Company, the nature of the common control relationship coupled with the inter-relationship with PERA LLC meant that in order for the results of operations and financial position to not be misleading, the Company had to combine its results with those of Appreciation Financial upon the acquisition of PERA, LLC.

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
With the acquisition of PERA LLC, and concurrent combination of the operations of Appreciation Financial, the Company expanded its operations into lead generation services and insurance brokerage.  PERA LLC provides public employee retirement serving as an appointment portal for agents to schedule qualified appointments with public employee seeking financial planning for retirement and other associated insurance coverage.  Appreciation Financial LLC has a network of member agents offering full-service retirement planning servicing public employees and their families providing policies from a series of insurance carriers that meet their retirement planning requirements.
On September 25, 2020 the Company and Encompass More Group Inc. (the “Borrower”) entered into an addendum to the July 22, 2019 Commercial Loan Agreement (the “Addendum”) in order to modify certain of the terms and conditions.  Under the Addendum, the Borrower shall enter into a new promissory note in the principal amount of $72,000, with any unpaid interest due and payable at June 30, 2020 to accrue and become due and payable on October 1, 2021.  Further under the terms of the promissory note the Borrower shall make twelve (12) installment payments of $6,000 commencing November 1, 2020, until the principal balance of the loan is repaid in full, at which time all accrued and unpaid interest shall come due and payable.  Interest on the promissory note shall continue to accrue at a rate of Five (5%) per annum.  Concurrent with the execution of the Addendum, the Borrower made a lump sum payment of $16,510 to reduce the principal of the original $100,000 loan to $72,000.  As at January 31, 2021 Encompass was current with the required installment payments.
On September 30, 2020 Terry Kennedy, CEO, and Eric Tarno, CEO of acquired subsidiary, PERA LLC, were appointed to the Company’s Board of Directors effective October 1, 2020.

Grow Capital expects to identify additional suitable acquisitions, complete those acquisitions, and grow those companies as part of our transition to a Fintech company. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Current Operations

Grow Capital has shifted its operational mandate with the acquisition of Bombshell and PERA to becoming a solution-oriented company focused on software, and  developing the best professional technology (ie: FinTech) and financial services companies in the market. Our current management team consists of consultants and entrepreneurs that have combined decades of experience in this sector. Fintech is a term used to describe financial technology, an industry encompassing any kind of technology in financial services.  This includes businesses and consumers and generally includes companies that provide financial services through software or other technology and ranging from mobile payment apps to cryptocurrency.

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

COMBINED OPERATIONS OF APPRECIATION FINANCIAL LLC AND APPRECIATION REWARDS LLC

The operations of combined entity Appreciation Financial LLC and Appreciation Rewards, headquartered in Nevada, include full-service retirement planning by member agents which service public employees and their families providing policies from a series of insurance carriers that meet their retirement planning requirements.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

The Company shifted its focus to the FinTech sector during the current fiscal year and acquired operating, revenue generating subsidiaries, Bombshell and PERA.  Further, the Company divested WCS effective September 30, 2019   While the Resort at Lake Selmac site location was classified as “held for sale” in the first two quarters of fiscal 2020, management determined to continue to operate the property until further notice, and its operations have been returned to continuing operations.  The Resort at Lake returned to regular operations effective July 1, 2020, as the State of Oregon lifted restrictions on business closures.  Financial results for the three months ended September 30, 2020 include the operations of wholly owned subsidiaries, Bombshell, The Resort at Lake Selmac and PERA, as well as Pera Administrators LLC, the operations of which are for the sole benefit of PERA LLC. In addition, the Company has combined the financial results of Appreciation Financial LLC and Appreciations Rewards LLC, deemed to be common control entities, for the period from August 19, 2020 to September 30, 2020, in order for the results of the Company’s operations and financial position to not be misleading.  All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Financial results for the  three months ended September 30, 2019 are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

Three Months Ended September, 2020 compared to Three Months ended September 30, 2019

Revenue and costs of revenue

During the three months ended September 30, 2020 we generated gross revenues of $4,662,998, of which $331,258 was derived from related party customers, compared to $598,662 in the comparative three months ended September 30, 2019, of which $455,124 was derived from related party customers. Costs of sales in the current three months totaled $3,716,690 of which $485,323 were costs of related party services, compared to $345,406 for the three months ended September 30, 2019 of which $152,955 were costs of related party services. Gross profit for the comparative three-month periods ended September 30, 2020 and 2019, respectively totaled $946,308 and $253,256. Reported revenues in the three months ended September 30, 2020 include operations of our wholly owned subsidiaries Bombshell and The Resort at Lake Selmac, as as well as the revenues generated by PERA LLC for the period from acquisition (August 19, 2020 through September 30, 2020).  In addition, September 30, 2020 revenue results include results fromAppreciation Financial LLC and Appreciations Rewards LLC deemed to be common control entities, for the period from August 19, 2020 to September 30, 2020, in order for the results of the Company’s operations and financial position to not be misleading. Revenues for the comparative three month period ended September 30, 2019 were generated by Bombshell and the Resort at Lake Selmac site location. During the three months ended September 30, 2020 and 2019, operations of the Resort at Lake Selmac contributed gross profit of $57,337 and $54,406, operations of Bombshell contributed gross profit of $82,850 and $198,850, respectively, operations of PERA LLC contributed gross profit of $141,890 and combined operations of Appreciation Financial LLC and Appreciation Rewards LLC contributed gross profit of $664,231.

Operating expenses

Our operating expenses for the three-month periods ended September 30, 2020 and 2019 were as follows:

	Three Month Ended
	September 30,
	2020	2019
Revenue	$4,331,740	$143,538
Revenue, related parties	331,258	455,124
Total revenues	4,662,998	598,662

Cost of sales, nonrelated parties	3,231,367	192,451
Cost of sales, related parties	485,323	152,955
Total cost of sales	3,716,690	345,406

Gross profit	946,308	253,256

Operating expenses
General and administrative	615,473	579,881
General and administrative, related parties	297,080	47,499
Professional fees	461,584	352,492
Settlement	494,458	-
Depreciation, amortization and impairment	5,235	6,404
Total operating expenses	1,873,830	986,276

Loss from operations	(927,522)	(733,020)

Three months ended September 30, 2020 and 2019

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses from $986,276 during the three months ended September 30, 2019 to $1,873,830 during the three months ended September 30, 2020.  The increase in operating expenses is predominantly attributable to an increase in general and administrative expenses, including related party general and administrative expenses, and professional fees, as well as the impact of the additional expenses of  subsidiary PERA LLC and the operating results of combined entities Appreciation Financial LLC and Appreciation Rewards.  Professional fees increased period over period from $352,492 to $461,584 as the Company undertook various corporate actions and acquired PERA LLC in the period, as well as operations in the normal course and certain legal fees related to ongoing legal matters.  General and administrative fees also increased in the current three-month period ended September 30, 2020 from $579,881 (2019) to $615,473 in the three months ended September 30,  2020.  This was a direct result of increased operations period over period related to Bombshell, newly acquired PERA  LLC and the operations of combined entities Appreciation Financial LLC and Appreciation Rewards, offset by a reduction to stock based compensation to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $502,638 for the three months ended September 30, 2019 compared to stock issuances for total consideration of $173,173 in the current three months ended September 30, 2020. Further, general and administrative fees incurred from related parties also increased period over period from $47,499 in the three months ended September 30, 2019 to $297,080 in the three months ended September 30, 2020 predominantly from the combination of common control entities Appreciation Financial LLC and Appreciation Rewards.  During the current three months ended September 30, 2020 the Company recorded $494,458 in respect to an accrual for a negotiated legal settlement, with no similar expense in the prior comparative three months ended September 30, 2019. Depreciation, amortization and impairment decreased slightly from $6,404 to $5,235 in the current three-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the three months ended September 30, 2020 reflect other income of $1,625 in the current three months as a result of interest income related to a short term loan provided by the Company to a third party, as compared to $1,342 for three-month period ended September 30, 2019. Interest expenses with respect to a mortgage on the Resort at Lake Selmac totaled $9,012 and $9,100 respectively in the three-month periods ended September 30, 2020 and 2019.  Interest expense in the three months related to combined operations of Appreciation Financial LLC for the period August 19, 2020 to September 2020, totaled $66,427 with no comparative expense in the prior three month period ended September 30, 2019.

Net losses from continuing operations in the three months ended September 30, 2020 and 2019 totaled $1,001,336 and $740,778, respectively.

Discontinued operations

The Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the and operations prior to the sale are included in discontinued operations. During the three months ended September 30, 2020, the Company reported income from discontinued operations of $0 and $491,885, respectively.   The income from discontinued operations in the three months ended September 30, 2019 relates to the sale of a former subsidiary resulting in a gain of $492,439, offset by operational activities.

Net losses

Net losses offset by income attributable to members of Appreciation LLC and Appreciation Rewards totaling $73,995 in the three months ended September 30, 2020 was $1,075,331. Net losses in the three months ended September 30, 2019 was $248,893.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At September 30, 2020	At June 30, 2020

Current Assets	$2,060,955	$726,321
Current Liabilities	3,673,621	1,044,113
Working Capital	$(1,612,666)	$(317,792)

As of September 30, 2020, the Company had total current assets of $2,060,955 and negative working capital of $1,612,666 compared to total current assets of $726,321 and negative working capital of $317,792 as of June 30, 2020. The decrease in our working capital was primarily a result of an increase to current accrued liabilities in relation to commissions payable by combined entity Appreciation Financial LLC and the accrual of certain anticipated legal settlement amounts.

During the three months ended September 30, 2020, cash provided by operating activities totaled $300,908, primarily as a result of a net loss from continuing operations of $1,001,336.  The net loss from continuing operations was offset by stock-based compensation of $173,173, a loss on an expected legal settlement of $494,458, depreciation and amortization expenses of $5,235, amortization of right to use assets of $5,286 and impairment of other current assets of $6,900.  Further during the three months ended September 30, 2020 we increased our accounts receivable by $66,158, decreased our related party accounts receivable by $59,658, and decreased our related party accounts payable by $41,366 while increasing our accrued expenses by $376,855 and accounts payable by $228,200.  Unearned revenue also decreased in the current period.  In the three months ended September 30, 2019, cash used in operating activities totaled $513,532 with a net loss from continuing operations of $248,893, and a gain from discontinued operations of $491,885, offset by stock-based compensation of $501,638 and depreciation and amortization expenses of $6,404.  During the three months ended September 30, 2019 we increased our accounts receivable by $49,935 and our accounts receivable – related parties  by $142,793, further our related party accounts payable decreased by $132,740 while accounts payable increased by $118,783.  Unearned revenue also increased in the three months ended September 30, 2019 by $2,080 as did accrued expenses by $99,731.

Net cash used in investing activities in the three months ended September 30, 2019 was $95,573, as compared to net cash provided of $900,783 in the three months ended September 30, 2020.  Increase to cash due from related party in the three months ended September 30, 2019 totaled $39,548 with no comparative balance in the current three months ended September 30, 2020. During the three months ended September 30, 2019 the Company loaned a third party $100,000 on a one-year promissory note and received cash from the acquisition of Bombshell of $43,975, whereas during the three months ended September 30, 2020 the Company recorded a reduction to the loan receivable of $16,510 and received cash from an acquisition and the combination of entities under common control of $884,273.

Net cash provided by financing activities was $47,065 in the three months ended September 30, 2020 as compared to $184,738 in 2019. During the current three-month period ended September 30, 2020, the Company closed private placements for total proceeds of $75,000, compared to total proceeds of $200,000 from private placements during the comparable period ended September 30, 2019.  Cash from financing activities in the three months ended September 30, 2019 was offset by a repayment to a related party of $13,121 with no similar transactions in the current three month period ended September 30, 2020. During the current three months ended September 30, 2020 the Company repaid debt of $25,706 with respect to certain loan obligations of combined entity Appreciation Financial LLC with no comparable transaction in the comparative three month period.  Further, the Company reduced its loan on the Resort at Lake Selmac property by $2,229 and $2,141 respectively during the three  months ended September 30, 2020 and 2019.

Net cash used in discontinued activities totaled $2,030 in the three months ended September 30, 2019, with no discontinued activities in the current three months ended September 30, 2020.

Going Concern

During the three month periods ended September 30, 2020 and 2019, the Company reported a net loss of $1,001,336 and $248,893 respectively. The Company had a working capital deficit of $1,612,666 with approximately $1,495,517 of cash on hand as of September 30, 2020.  Cash provided by operations totaled $300,908 during the three months ended September 30, 2020. The Company continues to work actively to increase its customer/client base and increase gross profit in Bombshell Technologies and PERA LLC, in order to achieve net profitability by the close of fiscal 2021.  For any operational shortfalls, the Company intends to rely on sales of our unregistered common stock, loans and advances until such time as we achieve profitable operations.  In addition, the current presentation is based on the fact that the Company is currently in negotiations to acquire Appreciation Financial LLC and its related entities.  Should that not occur, its possible that the Company will no longer combine its results with those of Appreciation Financial LLC and its related entities. If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segments, Bombshell and Pera LLC have not experienced a decline in sales as a result of the impact of COVID-19, and in fact, have increased sales due to the increase in demand for virtual appointments which can be serviced by PERA LCC as a part of their core operational mandate. In addition, the Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property were delayed until July 2020 when the government permitted the resort to reopen, however since that time the resort has continued to receive regular bookings and has returned to normal operating parameters.  As a result, Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Unaudited Condensed Consolidated and Combined Financial Statements included herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of September 30, 2020, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On December 13, 2019, Trendsic Corporation, Inc. (“Trendsic”), a related party entity which is 49% controlled by Joel A. Bonnette (former CEO of our wholly-owned subsidiary Bombshell Technologies, Inc.) filed a lawsuit in the 19th Judicial District Court in East Baton Rouge Parish, Louisiana against Joel A. Bonnette, Jared Bonnette, Bombshell Software, LLC and Bombshell Technologies, Inc.  The plaintiff is disputing the ownership of certain intellectual property of Bombshell Technologies, Inc. and alleging misappropriation of trade secrets of Trendsic.  Trendsic is seeking an unspecified amount of damages in excess of $75,000 and treble damages under the Louisiana Uniform Trade Secrets Act, as well as injunctive relief.  The Company believes the claims by Trendsic are without merit and is vigorously defending against such claims. At the time of this report, the Company and the plaintiff have entered into confidential settlement negotiations. The Company has accrued $494,458 in accrued liabilities in respect of the estimated monetary settlement.

On September 4, 2020, Colorado Public Employees’ Retirement Association filed a lawsuit against our wholly owned subsidiary PERA, LLC in United States District Court for the District of Colorado. Plaintiff asserts claims against the Company for violation of the Colorado Consumer Protection Act, C.R.S. Sec. 6-1-113 and for common law unfair competition. Plaintiff alleges that the Company has created confusion amongst Colorado public employees as to the affiliation of the Company with Plaintiff. The Company denies the claims asserted against it and is vigorously defending the lawsuit. At this point, Plaintiff has not identified any monetary damages alleged to be sustained as a result of the Company’s conduct.

On May 25, 2017, Asurea Insurance Services, Inc. filed a lawsuit against Appreciation, LLC and three of our top agents in the Superior Court of California, Sacramento. Plaintiff asserts claims of Breach of Settlement Agreement, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance, Declaratory Relief, Intentional Interference with Prospective Economic Relations, Negligent Interference with Prospective Economic Relations, and Aiding and Abetting. Plaintiff alleges that the Parties breached the Settlement Agreement reached between the parties on September 1, 2014. The Company denies the claims asserted against it and is vigorously defending the lawsuit. The parties have attended mediation in an attempt to settle this case to no avail. At this point, Plaintiff has not proven any monetary damages alleged to be sustained as a result of the Company’s alleged conduct.
On September 15, 2017, Nathan Burks filed a lawsuit against Appreciation, LLC and three of our top agents in the Superior Court of California, Sacramento. Plaintiff asserts claims of Breach of Settlement Agreement, Breach of Associate Agreement, Common Count- Services Rendered, Intentional Interference with Contractual Relations, Negligent Interference with Prospective Economic Relations, Declaratory Relief, Money Had and Received, and Unfair Competition. Plaintiff alleges that when he left Appreciation and returned to Asurea (his original place of employment in 2014, and a corporate entity with which we are in litigation) (see above) that despite violating the associate agreement, he is owed money. The Company denies the claims asserted against it and is vigorously defending the lawsuit. The parties have an arbitration set in May of 2021 in an attempt to settle this case. At this point, Plaintiff has not proven any monetary damages alleged to be sustained as a result of the Company’s alleged conduct.
Other than as set out above, there are no material pending legal proceedings to which the Company is a party or any of its subsidiaries is a party or of which any of their property is the subject or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 16, 2020, the Company issued a total of 15,000 unregistered restricted common shares as the quarterly payment  to an officer as part of his respective executive and/or board compensation package.  The shares vest immediately upon issuance.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On November 16, 2020 the Company issued a total of 199,370 shares of  common stock to two officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On November 23, 2020, the Company issued a total of 75,000 shares of common stock to three related companies for total consideration of $75,000.

On December 4, 2020, the Company issued a total of 20,797 shares to AF1 Public Relations LLC for consideration of serviced valued at $15,000.   The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On January 11, 2021, the Company issued a total of 119,718 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On January 11,  2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, concurrent with approving an extension to his executive compensation contract, as compensation for the three-month period commencing October 1, 2020. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On January 22, 2021, the Company issued a total of 15,000 unregistered restricted common shares as the quarterly payment  to an officer as part of his respective executive and/or board compensation package.  The shares vest immediately upon issuance.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On September 30, 2020 Terry Kennedy, CEO, and Eric Tarno, CEO of acquired subsidiary, PERA LLC, were appointed to the Company’s Board of Directors effective October 1, 2020.

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

32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*As filed herewith.
** To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW CAPITAL, INC.

Date: February 1, 2021	By: /s/ Terry Kennedy
Name: Terry Kennedy
Terry Kennedy Chief Executive Officer, and President (Principal Executive Officer)