Form 10-Q/A
period 2020-09-30
GROW CAPITAL, INC.
filed 2021-02-08
CIK 1448558

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Grow Capital Inc. for the three months ended September 30, 2020 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of February 1, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31.1*

Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*As filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROW CAPITAL, INC.

Date: February 5, 2021	By: /s/ Terry Kennedy
Name: Terry Kennedy
Terry Kennedy Chief Executive Officer, and President (Principal Executive Officer)