Form 10-Q
period 2020-12-31
GROW CAPITAL, INC.
filed 2021-02-22
CIK 1448558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes [  ]  No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS
24,822,991 shares of common stock outstanding as of February 19, 2021
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ii

GROW CAPITAL INC.

iii

ITEM 1.  FINANCIAL STATEMENTS

GROW CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
	December 31,	June 30,
ASSETS	2020	2020
CURRENT ASSETS:	(Unaudited)	*
Cash	$741,422	246,761
Accounts receivable, net of allowance	165,031	61,294
Accounts receivable, related parties	59,777	249,057
Interest receivable	3,609	1,794
Prepaid expenses	133,568	63,204
Promissory note receivable	72,000	88,510
Subscription receivable	113,000	-
Assets held for sale	792,354	795,917
Other current assets	134,246	4,277
Total current assets	2,215,007	1,510,814

Property, plant and equipment, net	154,270	58,982
Intangible assets	200	200
Right to use assets	1,920,135	335,645
Deposits	31,806	7,617
TOTAL ASSETS	$4,321,418	1,913,258

LIABILITIES AND STOCKHOLDERS' AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$351,764	496,574
Accounts payable, related parties	316,377	140,463
Accrued liabilities	850,849	151,246
Advances from related parties	196,562	105,000
Unearned revenue	67,827	25,240
Deferred income tax liability	31,800	31,800
Lease liability, current portion	364,226	45,957
Current portion of debt	522,590	-
Liability held for sale	615,071	619,791
Other current liabilities	200,928	11,568
Total current liabilities	3,517,994	1,627,639

Lease liability	1,590,840	293,664
Debt, net of current portion	4,700,024	-
Unearned revenue, net of current portion	3,326,726	-
Other liability	370,000	-
TOTAL LIABILITIES	13,505,584	1,921,303

Commitments and contingencies

STOCKHOLDERS' AND MEMBERS’ DEFICIT
Preferred stock, $0.001 par value, 50,000,000 shares authorized as at December 31, 2020 and June 30, 2020, none issued and outstanding	$-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 24,585,130 and 13,097,310 issued, issuable and outstanding at December 31, 2020 and June 30, 2020 respectively.	24,585	13,097
Treasury stock	(235,600)	-
Additional paid-in capital	50,903,494	50,066,944
Accumulated deficit	(51,069,172)	(50,088,086)
Total Grow Capital Inc. stockholders' deficit	(376,693)	(8,045)
Members’ deficit	(8,807,473)	-
Total stockholders' and members’ deficit	(9,184,166)	(8,045)
TOTAL LIABILITIES AND STOCKHOLDERS' AND MEMBERS’ DEFICIT	$4,321,418	1,913,258

*derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements

GROW CAPITAL, INC.
AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenue	$8,776,978	$54,884	$13,039,572	$112,123
Revenue, related parties	139,185	668,178	470,443	1,123,302
Total revenues	8,916,163	723,062	13,510,015	1,235,425

Cost of sales, nonrelated parties	6,190,411	263,266	9,409,969	423,824
Cost of sale, related parties	1,064,319	33,399	1,549,642	186,354
Total cost of sales	7,254,730	296,665	10,959,611	610,178

Gross profit	1,661,433	426,397	2,550,404	625,247

Operating expenses
General and administrative	1,213,551	570,235	1,804,892	1,115,918
General and administrative, related parties	726,192	62,943	1,023,272	110,442
Professional fees	471,311	176,360	932,959	528,852
Settlement	-	-	494,458	-
Depreciation, amortization and impairment	7,250	1,758	11,503	5,274
Total operating expenses	2,418,304	811,296	4,267,084	1,760,486

Loss from operations	(756,871)	(384,899)	(1,716,680)	(1,135,239)

Other income (expense):
Interest expense	(39,783)	-	(106,209)	-
Interest income	2,567	1,724	4,193	3,066
Total other income (expense), net	(37,216)	1,724	(102,016)	3,066

Income (loss) from continuing operations	(794,087)	(383,175)	(1,818,696)	(1,132,173)
Income (loss) from discontinued operations	16,927	2,409	40,200	502,514
Net loss	(777,160)	(380,766)	(1,778,496)	(629,659)

Net Income (loss) attributable to Members of Appreciation Financial	(871,405)	-	(797,410)	-
Net loss attributable to Grow Capital Inc.	$94,245	$(380,766)	$(981,086)	$(629,659)

Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.03)	$(0.09)	$(0.10)
Basic and diluted net loss per share from discontinued operations	$0.00	$0.00	$0.00	$0.04
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.06)

Basic and diluted weighted average common shares outstanding	22,983,195	12,236,131	20,248,078	10,843,736

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements

GROW CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Changes in Stockholders and Members Equity (Deficit)
(Unaudited)

	Preferred Shares		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Grow Capital Inc. Shareholders	Appreciation Financial Members	Total Shareholders and Members
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit	Deficit	Deficit
Balance, June 30, 2020	-	$-	13,097,310	$13,097	$	$50,066,944	$(50,088,086)	$(8,045)	$-	$(8,045)
Shares issued to acquire related party business	-	-	9,358,185	9,358	(200,600)	(209,413)	-	(400,655)	(8,010,063)	(8,410,718)
Private placements	-	-	75,000	75	(35,000)	74,925	-	40,000	-	40,000
Shares issued to Officers, Directors and employees for compensation	-	-	145,495	146	-	164,919	-	165,065	-	165,065
Conversion of accounts payable into stock	-	-	17,104	17	-	23,091	-	23,108	-	23,108
Loss for the period	-	-	-	-	-		(1,075,331)	(1,075,331)	73,995	(1,001,336)
Balance, September 30, 2020	-	$-	22,693,094	$22,693	$(235,600)	$50,120,466	$(51,163,417)	$(1,255,858)	$(7,936,068)	(9,191,926)
Private placements			1,500,000	1,500		373,500		375,000		375,000
Shares issued to Officers, Directors and employees for compensation			371,239	371		388,752		389,123		389,123
Conversion of accounts payable into stock			20,797	21		20,776		20,797		20,797
Loss for the period							94,245	94,245	(871,405)	(777,160)
Balance, December 31, 2020	-	$-	24,585,130	$24,585	$(235,600)	$50,903,494	$(51,069,172)	$(376,693)	$(8,807,473)	(9,184,166)

		Preferred Shares		Common Stock	Additional Paid-in	Accumulated	Total Shareholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2019	-	$-	7,037,241	$7,037	$49,766,676	$(47,741,333)	$2,032,380
Shares issued under business combination	-	-	5,533,773	5,534	75,633	-	81,167
Private placements	-	-	13,889	14	49,986	-	50,000
Shares issued to Officers, Directors and employees	-	-	22,548	23	90,251	-	90,274
Conversion of accounts payable into stock	-	-	7,350	7	20,277	-	20,284
Shares retired under sale of subsidiary	-	-	(454,694)	(455)	(908,934)	-	(909,389)
Loss for the period	-	-	-	-	-	(248,893)	(248,893)
Balance, September 30, 2019	-	$-	12,160,107	$12,160	$49,093,889	$(47,990,226)	$1,115,823
Private placements			50,000	50	49,950		50,000
Shares issued to Officers, Directors and employees			53,720	53	92,666		92,719
Conversion of accounts payable into stock			39,859	40	66,063		66,103
Loss for the period						(380,766)	(380,766)
Balance, December 31, 2019	-	$-	12,303,686	$12,303	$49,302,568	$(48,370,992)	$943,879

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements

GROW CAPITAL, INC.
AND SUBSIDIARIES
(Formerly Grow Condos, Inc.)
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,778,496)	$(629,659)
(Gain) from discontinued operations	(40,200)	(502,514)
Net loss from continuing operations:	(1,818,696)	(1,132,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	11,503	5,274
Stock based compensation	568,093	1,005,107
Loss on debt settlement	494,458	-
Impair of other current asset	6,900	-
Amortization on ROU	12,414	1,192
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,200)	(3,499)
Accounts receivable	(7,423)	(87,185)
Accounts receivable, related parties	189,280	(149,637)
Interest receivable	(1,815)	(2,116)
Accounts payable	(363,313)	91,953
Account payable, related parties	(25,338)	(110,574)
Accrued expenses	149,254	(170,929)
Unearned revenue	36,920	(4,160)
Other current liabilities	(97,047)	-
Net cash (used in) in operating activities	(859,010)	(556,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from business combination	884,273	43,975
Promissory note receivable	16,510	(94,950)
Due from related party	-	(10,324)
Net cash (used in) provided by investing activities	900,783	(61,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment debt	(14,717)	-
Proceeds (repayment) from related party	91,562	(13,121)
Proceeds from private placement	337,000	250,000
Net cash provided by financing activities	413,845	236,879

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	43,632	12,686
Investing activities	-	(2,030)
Financing activities	(4,589)	(4,552)
Net cash (used) provided by discontinued activities	39,043	6,104

Net increase (decrease) in cash	494,661	(375,063)
Cash at beginning of period	246,761	483,430
Cash at the end of the period	$741,422	$108,367

GROW CAPITAL, INC.
AND SUBSIDIARIES
(Formerly Grow Condos, Inc.)
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$17,894	$17,980
Cash paid for income taxes	$-	$-
Cash paid for operating lease	$119,045	$17,541

Non-cash Investing and Financing Activities:
Stock issued for settlement of accounts payable	$30,000	$76,433
Stock returned from sale of WCS	$-	$909,389
Assets acquire, net of liabilities, Bombshell	$-	$81,167
Assets acquire, net of liabilities, PERA combined with Appreciation	$8,336,381	$-
Accounts payable reclassify to other current liability due to litigation	$61,948	$-

The accompanying notes are an integral part of these unaudited condensed consolidated and combined  financial statements

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

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

Our wholly owned subsidiary Bombshell Technologies, Inc. (“Bombshell”), was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a  C corporation on June 24, 2019.  We acquired Bombshell on July 23, 2019..  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and is the first acquisition as part of our strategic shift into the financial technology (“FinTech”) sector and related sectors.

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

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors. In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell, with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying and pursuing suitable acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019 and its operations up to the date of sale were included as Assets and Liabilities’ Held for Sale. (Note 5). While the Company actively marketed the Resort at Lake Selmac during the first and second quarters of fiscal 2020, given the current market conditions, the Company let the listing agreement expire on March 31, 2020 and we decided to continue operating the business until such time as a viable exit strategy for the resort is identified.  On January 27, 2021 the Company entered into an agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale is expected to close  on March 3, 2021.  As a result the operations of the Selmac Property are included in discontinued operations as of December 31, 2020.  (See Note 5).

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

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

With the acquisition of PERA LLC, and concurrent combination of the operations of Appreciation Financial, the Company expanded its operations into lead generation services and insurance brokerage.  PERA LLC provides access to public employee retirement services, serving as an appointment portal for agents to schedule qualified appointments with public employees seeking financial planning for retirement and other associated insurance coverage.  Appreciation Financial LLC has a network of member agents offering full-service retirement planning servicing public employees and their families providing policies from a series of insurance carriers that meet their retirement planning requirements.

As the Company looks to continue to expand in the financial technology and related sectors, Grow Capital expects to identify additional acquisition targets, complete those acquisitions, and grow its complementary operating companies. Any potential acquisitions or divestitures remain subject to final agreements, due diligence, and typical closing conditions.

Going Concern

During the six month periods ended December 31, 2020 and 2019, the Company reported a net loss of $1,778,496 and $629,659 respectively. The Company had a working capital deficit of $1,302,987 with approximately $741,422 of cash on hand as of December 31, 2020.  Cash used in operations totaled $859,010 during the six months ended December 31, 2020. The Company continues to work actively to increase its customer/client base and increase gross profit in Bombshell Technologies and PERA LLC, in order to achieve net profitability by the close of fiscal 2021.  For any operational shortfalls, the Company intends to rely on sales of our unregistered common stock, loans and advances until such time as we achieve profitable operations.  In addition, the current presentation is based on the fact that the Company is currently in negotiations to acquire Appreciation Financial LLC and its related entities.  Should that not occur, its possible that the Company will no longer combine its results with those of Appreciation Financial LLC and its related entities. If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 1 – Organization and Description of Business (continued)

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segments, Bombshell and PERA LLC have not experienced a decline in sales as a result of the impact of COVID-19, and in fact, have increased sales due to the increase in demand for virtual appointments which can be serviced by PERA LCC as a part of their core operational mandate. In addition, the Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property, now included in discontinued operations, were delayed until July 2020 when the government permitted the resort to reopen, however since that time the resort has continued to receive regular bookings and has returned to normal operating parameters.  As a result, Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Reported operations in the three and six months ended December 31, 2020 include operation of our wholly owned subsidiary Bombshell, with the operational results of The Resort at Lake Selmac reflected as discontinued operations as a result of a recent entry into a sales agreement expected to close on March 3, 2021.  In addition results reported include  the results of operations by PERA LLC and its common control entities for the period from acquisition (August 19, 2020 through December 31, 2020).  December 31, 2020 operating results also include the combined results of both Appreciation Financial LLC Appreciations Rewards LLC for the period from August 19, 2020 to December 31, 2020. Results for the comparative three and six month periods ended December 31, 2019 include Grow Capital and Bombshell with the results of  the Resort at Lake Selmac included as discontinued operations.

All material intercompany accounts, transactions, and profits have been eliminated in consolidation and with and between the combined entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include timing of recognition of commission revenue on insurance policy renewals and expenses related thereto, along with costs associated with policy acquisition and our allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2020 and 2019, the Company had $0 in excess of the FDIC insured limit, respectively.

Concentration Risk - Revenues

For the three and six months ended December 31, 2020, one customer accounted for 81% and 79% of combined and consolidated gross revenue, 56% and 57%  of combined and consolidated revenue from non-related parties and 68% and 69% of revenue recorded by Appreciation Financial LLC.  The contribution of revenue to the three and six month operating period ended December 31, 2020 was derived from operations of Appreciation Financial LLC for the period between August 19, 2020 and December 31, 2020.

Concentration of Financing Risk

Appreciation Financial is dependent upon on its largest customer for financing of its operations.  That customer has provided commission advances of approximately $3.3 million and loans of approximately $4.8 million as of December 31, 2020.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. At December 31, 2020, the allowance for doubtful accounts totaled approximately $88,050 (June 30, 2020 - $35,350.).

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

 Revenue Recognition under ASC 606 (continued)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606

Customization, support and maintenance (cont’d)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition under ASC 606 (cont'd)

Commissions earned on insurance coverage (Appreciation Financial LLC) (cont’d)

Appreciation Management determines the policy cancellation reserve based upon historical cancellation experience adjusted for any known circumstance.

Commission revenues – Prior to the adoption of Topic 606, commission revenues, including those billed on an installment basis, were recognized on the latter of the policy effective date or the date that the premium was billed to the customer. As a result of the adoption of Topic 606, commission revenues associated with the issuance of policies are now recognized upon the effective date of the associated policy. The overall impact of these changes is expected to be significant. These commission revenues, including those billed on an installment basis, will now be recognized earlier than they had been previously. Revenue is accrued based upon the completion of the performance obligation, thereby creating a current asset for the unbilled revenue, until such time as an invoice is generated.

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 2 – Summary of Significant Accounting Policies (continued)

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

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

There were no potential shares outstanding as of December 31, 2020 and 2019.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.  These reclassifications had no effect on net income for the prior periods.  In addition, we have included the results of operations and financial position of the Resort at Lake Selmac for the period ended December 31, 2019 in discontinued operations and assets and liabilities held for sale, respectively.  The Company has accepted an offer to sell the Resort at Lake Selmac effective January 27, 2021, and the transaction is expected to close on March 3, 2021.

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 3 – Prepaid expenses

Prepaid expenses at December 31, 2020 and June 30, 2020 consist of the following:

	December 31, 2020	June 30, 2020

Professional fees	$103,106	$50,000
Other expenses	30,462	13,204
Total	$133,568	$63,204

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

The following table provides information as of August 19, 2020 of the assets acquired and the liabilities assumed in the merger:

 GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 4 – Merger with PERA LLC (continued)

	PERA	Appreciation	Combined
Assets
Cash	$27,693	$856,580	$884,273
Accounts receivable	67,779	28,534	96,313
Due to/from related parties	(356,096)	388,596	32,500
Prepaid and other assets	32,440	187,283	219,723
Property and equipment	-	106,791	106,791
Right to use assets	157,795	1,575,145	1,732,940
Grow Capital stock held*	140,600	60,000	200,600
Total Assets	$70,211	$3,202,929	$3,273,140

Liabilities
Accounts payable and accrued liabilities	$36,186	$885,625	$921,811
Accounts payable and accrued liabilities, related parties	-	201,252	201,252
Unearned revenue	5,667	3,326,726	3,332,393
Debt	75,000	5,201,321	5,276,321
Lease liabilities	153,413	1,598,068	1,751,481
Total liabilities	$270,266	$11,212,992	$11,483,258

Net Assets	$(200,055)	$(8,010,063)	$(8,210,118)

Consideration: 9,358,185 shares			$9,358
Additional paid in capital			(209,413)
Members’ equity			(8,010,063)
Total			$(8,210,118)

*The Grow Capital, Inc. common stock held by PERA LLC and Appreciation Financial at the time of the closing was included as treasury stock.

 Note 5 – Assets Held for Sale

WCS Enterprises, Inc.

In the quarter ended March 31, 2019, the Company began to actively market WCS for sale and has begun negotiations with certain parties for the sale of WCS, subject to diligence, negotiation of a purchase agreement and fulfillment of typical closing conditions.  In connection with these efforts, management determined that it was appropriate to classify WCS as Assets Held for Sale.

On September 30, 2019, the Company entered into a membership interest purchase agreement with the Zallen Trust pursuant to which the Company sold all of the Company’s membership interests in WCS for an aggregate purchase price of $782,450. The Zallen Trust paid the purchase price by transferring to the Company 434,694 shares of the Company’s Common Stock, valued at $2.00 per share. The Purchase Agreement also provided that Mr. Zallen transfer to the Company an additional 20,000 shares of Common Stock to settle $36,000 in back rent owed at the time of the sale. The Company retired all of the shares received as a result of the transaction.  In connection with the sale of WCS, the Company and Mr. Zallen entered into a separation and release of claims agreement pursuant to which the Company and Mr. Zallen provided a mutual release of claims against the other party and such party’s affiliates, including all claims related to Mr. Zallen’s service as an officer, employee, and director of the Company. The release of claims by Mr. Zallen resulted in the forgiveness of salary accruals of approximately $367,000 for services provided up to June 30, 2018. The Company reversed related payroll taxes of approximately $61,000 and included the amount in the gain on sale.  The shares issued in the Exchange are subject to certain registration rights with no liquidated damages for failure to complete registration by a specific date. After payment of all closing costs, the Company recorded a gain on sale of approximately $553,000. (See detail below)

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

 Note 5 – Assets Held for Sale (continued)

Resort at Lake Selmac (formerly Smoke on the Water)

On January 27, 2021 the Company entered into sale agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale is expected to close  on March 3, 2021.

Discontinued Operation:

(a)	The Results of the Discounted Operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net revenues	$53,391	$40,213	$122,537	$140,912
Operating expenses
Cost of revenue	3,853	4,359	15,662	36,253
General and administrative	20,541	23,583	44,611	65,744
Depreciation, amortization and impairment	982	982	1,964	10,860
Total operating expenses	25,376	28,924	62,237	112,857
Income (Loss) from operations	28,015	11,289	60,300	28,055
Gain on sale	-	-	-	492,439
Interest expense	(11,088)	(8,880)	(20,100)	(17,980)
Income (loss) from discontinued operations	$16,927	$2,409	$40,200	$502,514

(b)	Assets and liabilities disposed of are as follows:

September30,
2019

Assets:
Lease receivable	$40,804
Prepaid expenses	5,152
Property, plant and equipment, net	809,281
Other assets	6,150
Total Assets	$861,387

Liabilities:
Accrued liabilities	367,367
Other liabilities	79,100
Total Liabilities	446,467
Net Assets	$414,920

Consideration:
Purchaser return 9,093,888 shares of common stock, FMV at $0.10	$909,389
Payment on certain items during closing	(2,030)
Total consideration	$907,359

Gain on sale of WCS	$492,439

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

 Note 5 – Assets Held for Sale (continued)

(c)	Groups of assets and liabilities held for sale as of December 31, 2020 and June 30, 2020

	December 31,	June 30,
	2020	2020

ASSETS:
Accounts receivable	$5,903	$5,903
Prepaid expenses	3,922	5,521
Property, plant and equipment, net	782,029	783,993
Other assets	500	500
TOTAL ASSETS	$792,354	$795,917

LIABILITIES:
Accounts payable and accrued liabilities	$23,351	$23,483
Mortgage	591,720	596,308
TOTAL LIABILITIES	615,071	619,791
NET ASSETS	$177,283	$176,126

	December 31, 2020	June 30, 2020
Note payable, Resort at Lake Selmac	$591,720	$596,308

Under the Sale Agreement above, at closing, escrow will calculate the balance owed on this note payable, having a start date of March 6, 2017, an original principal amount of $625,000 and with the remaining balance on the installment note to be credited to the Purchase Price. The Company has estimated the expected loss on the sale to be approximately $26,000, based on a purchase price of $740,000 , which amount the Company considers to be immaterial. Because the amount is immaterial, no impairment loss was recorded as of December 31, 2020.

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of September 30, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
Automobiles	264,343	-
Leaseholder improvement	156,653	67,644
Furniture, Fixtures and Equipment	109,476	8,947
	530,472	76,591
Less: accumulated depreciation	(376,202)	(17,609)
	$154,270	$58,982

Depreciation expense amounted to $7,250 and $1,758, for the three months ended December 31, 2020 and 2019, respectively.

Depreciation expense amounted to $11,503 and $5,274, for the six months ended December 31, 2020 and 2019, respectively.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

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

On September 25, 2020 the Company and Encompass More Group Inc. (the “Borrower”) entered into an addendum to the July 22, 2019 Commercial Loan Agreement (the “Addendum”) in order to modify certain of the terms and conditions.  Under the Addendum, the Borrower shall enter into a new promissory note in the principal amount of $72,000, with any unpaid interest due and payable at June 30, 2020 to accrue and become due and payable on October 1, 2021.  Further under the terms of the promissory  note the Borrower shall make twelve (12) installment payments of $6,000 commencing November 1, 2020, until the principal balance of the loan is repaid in full, at which time all accrued and unpaid interest shall come due and payable.  Interest on the promissory note shall continue to accrue at a rate of Five (5%) per annum.  Concurrent with the execution of the Addendum, the Borrower made a lump sum payment of $16,510 to reduce the principal of the original $100,000 loan to $72,000.   The borrower resumed principal payments after year end.  The Company believes the note to be fully collectible as of December 31, 2020.

Note 8 – Accrued Liabilities

Accrued liabilities at December 31, 2020 and  June 30, 2020 consist of the following:

	December 31, 2020	June 30, 2020
Accrued salaries and wages	$74,653	$23,748
Accrued commission fees	559,208	-
Accrued expenses	216,988	127,498
	$850,849	$151,246

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 9 - Debts and Other Noncurrent Liabilities

(1)	Paycheck Protection Program and SBA

Paycheck Protection Program (“PPP loan”)	$325,772
SBA	149,900
ToTotal	$475,672

On May 1, 2020, Appreciation and PERA, respectively, entered into promissory notes with the US Small Business Administration (SBA) for funding in the cumulative amount of $325,772 with an interest rate of 1% per annum under the payroll protection program (PPP).  Principal and interest payments are deferred during the first six (6) months of the term of this Note (the “Deferral Period”). Interest will continue to accrue on the outstanding principal balance during the Deferral Period.  After proceeds of this Note have been expended by Borrower, but not sooner than eight weeks after the date of initial disbursement on this Note, Borrower may submit to Lender a request for forgiveness of the Loan. Borrower must submit all documentation required by Lender to verify number of full-time equivalent employees and pay rates, as well as the payments on eligible mortgage, lease, and utility obligations, certifying that the documents are true and that Borrower used the forgiveness amount to keep employees and make eligible mortgage interest, rent, and utility payments. Lender will notify Borrower within 60 days whether all or part of the requested forgiveness of the Loan has been approved.  If the entire principal balance of this Note and accrued interest is not forgiven before the end of the Deferral Period, then the principal balance together with and all accrued and unpaid interest outstanding on the Amortization Commencement Date shall be paid in eighteen (18) monthly payments, commencing in the month immediately following the amortization commencement date.

In addition, Appreciation received an Economic Injury and Disaster Loan “EIDL” in the amount of $149,900 from the SBA for working capital purposes, pursuant to the terms and conditions set forth in a Loan Authorization and Agreement, Note, and Security Agreement between the Company and the SBA. The EIDL accrues interest at the rate of 3.75% per annum and matures on August 11, 2050 (30 years from the date of the note). Pursuant to the terms of the loan agreement, the Company granted the SBA a security interest in all of its tangible and intangible personal property to secure payment and performance of the Company’s obligations. The loan agreement contains certain affirmative and restrictive covenants, including a covenant prohibiting the Company from selling or transferring any collateral (other than the sale of inventory in the ordinary course of business) without the SBA’s prior written consent, as well as a covenant prohibiting the Company from making any distribution of assets or any direct or indirect advance, by way of a loan, gift, bonus or otherwise, to any owner or employee of the Company or its affiliates without the SBA’s prior written consent. An event of default will occur under the note if, among other things, the Company reorganizes, merges, consolidates or otherwise undergoes a change in ownership or business structure without the SBA’s prior written consent. The Company may prepay the note at any time without notice or penalty.

(3)	Loans from National Life Group

Appreciation had certain loan agreements with National Life Distribution, LLC (“NLD”) as below:

December 31,
2020
Revolving line of credit loan upto $5M dated December 21, 2018 with maturity date on December 20, 2023:Interest rate at 6% per annum, increasing to 11% per annum in default.  The line of credit is secured by a personal guarantee of our CEO and Board Member.  In addition, the line of credit has a conversion feature that allows the lender at any time prior to maturity to convert the line of credit into membership interest of Appreciation, LLC at the rate of 100 divided by the principal and unpaid interest converted multiplied by four (4) times the prior calendar year EBITDA of Appreciation, LLC.  The line of credit also contains certain cross default provisions with respect to the November 2, 2018 note below.
$4,299,352
Promissory note dated November 2, 2018
- Maturity date of November 30, 2020.  Interest rate of 5% per annum, with a default rate of 10% per annum, weekly minimum principal and interest payments required of $5,000, which are offset against commissions and revenues owed under their respective sales and commission agreements, secured by a first priority lien on a compensation owed under the respective sales and commission agreements, of which there was approximately $74,000 outstanding as of December 31, 2020. The outstanding loan was not retired on maturity, December 1, 2020 and subsequently the Company and NLD entered into a wavier of default and letter agreement revising the terms of the loan (see Note 15)
447,590
Total	$4,746,942

For all our debt, future maturities over the remaining term of the debt are as follows:

2021	$447,590
2022	475,672
2023	4,299,352
Subtotal	5,222,614
Less: current portion	(522,590)
Long-term portion of debt	$4,700,024

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 10 – Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between 2021 and 2028.

Future minimum lease payments in respect of the above under non-cancellable leases as of December 31, 2020 as presented in accordance with ASC 842 were as follows:

2021	474,045
2022	376,496
2023	295,240
2024	288,050
2025	245,903
Remaining periods	762,394
Total future minimum lease payments	2,442,128
Less: imputed interest	(487,062)
Total	1,955,066
Current portion of operating lease	364,226
Long term of operating lease	$1,590,840

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

Common Stock

On August 19, 2020, the Company issued a total of 9,358,185 unregistered, restricted shares of Common Stock to acquire PERA LLC. (See Note 4).

During the six months ended December 31, 2020, the Company issued a total of 516,735 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $554,188.

During the six months ended December 31, 2020, the Company issued accumulated 37,901 fully vested shares of unregistered, restricted Common Shares to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $30,000 liability settlement and stock-based compensation of $13,905 on the statement of operations.

During the three months ended September 30, 2020, the Company issued a total of 75,000 unregistered, restricted shares of Common Stock in respect to private placements at $1.00 per share and received cash proceeds of $75,000, of which $35,000 was received from Appreciation after the Company’s acquisition of Pera LLC and has been included in Treasury Stock.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 11 - Capital Stock (continued)

Common Stock (cont’d)

During the three months ended December 31, 2020, the Company issued a total of 1,500,000 unregistered, restricted common shares to certain third parties and related entities for cash consideration of $375,000, in which $113,000 was received in January 2021 and has been shown as a short term receivable in these financial statements.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 12 – Related Party Transactions

(1)	Bombshell Technologies, Inc.

Revenue

The following table summarizes the revenue from the Company’s related parties.  Revenues below reflect the transactions between Bombshell, PERA and Appreciation to the time of acquisition, consolidation and combination effective August 20, 2020, thereafter intercorporate sales are eliminated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Appreciation Financial LLC (1)	$-	$223,753	$101,217	$391,089
Public Employee Retirement Assistance (PERA) (1)	-	65,138	74,856	139,928
Superior Performers Inc. (1)	100,534	255,915	240,106	468,913
Others	38,651	123,372	54,264	123,372
Grand Total	$139,185	$668,178	$470,443	$1,123,302

(1)
The Company had a significant concentration of revenue from these three related party customers totaling 72% and 82% in the three months ended December 31, 2020 and  88% and 89% of gross related party revenues during the six months ended December 31, 2019, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes the accounts receivable from the Company’s related parties:

	December 31, 2020	June 30, 2020
Appreciation Financial LLC (1)	$-	$140,289
Public Employee Retirement Assistance (PERA) (1)	-	49,737
Superior Performers Inc. (1)	38,514	58,061
Others	21,263	970
Grand Total	$59,777	$249,057

(1)
The Company had a significant concentration of accounts receivable from these three customers totaling 99% as at June 30, 2020. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Appreciation and PERA balances are eliminated as of December 31, 2020.

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Trendsic Corporation Inc. (1)(2)	$-	$28,259	$-	$178,799
Ambiguous Holdings LLC (1)(2)	-	5,140	-	7,555
Total	$-	$33,399	$-	$186,354

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 12 – Related Party Transactions (continued)

(1)	Bombshell Technologies, Inc. (cont’d)

Costs of Goods and Commissions Fees (cont’d)

(1)
The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 100% of related party costs of goods sold in the three and six months ended December 31, 2019, respectively.

(2)	Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes expense related to commission fees included as General and administrative – related parties:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Zeake, LLC (1)	$54,824	$62,943	$109,442	$110,442

(1)Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes accounts payable to the Company’s related parties:

	December 31, 2020	June 30, 2020
Trendsic Corporation Inc. (1)	$-	$61,948
Zeake, LLC (1)	115,124	78,515
Grand Total	$115,124	$140,463

(1) Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

(2)	PERA LLC

The following table summarizes the Costs of Sales – related parties:

	Three months ended December 31, 2020	For the period August 20, 2020 to December 31, 2020
PERA Wizards, LLC (1)	$670,246	$923,842
Wingbrook Partners, LLC (1)	395,636	572,988
Total	$1,065,882	$1,496,830

(1) Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 12 – Related Party Transactions (continued)

(2)	PERA LLC (cont’d)

The following table summarizes expense related to commission fees paid to related parties and included as General and administrative – related parties:

	Three months ended December 31, 2020	For the period August 20, 2020 to December 31, 2020
Management fee	$62,769	$91,731
Commission fee	108,239	126,802
Total	$171,008	$218,533

(3)	Appreciation Financial LLC

The following table summarizes the Costs of Sales – related parties:

	Three months ended December 31, 2020	For the period August 20, 2020 to December 31, 2020
Member of Appreciation	$(1,563)	$52,813

The following table summarizes expense related to compensation  included as General and administrative – related parties:

	Three months ended December 31, 2020	For the period August 20, 2020 to December 31, 2020
Member of Appreciation	$498,824	$695,297

Upon combination of Appreciation, the Company assumed accounts payable as below:

December 31, 2020
Member of Appreciation	$201,252

(4)	Grow Capital

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

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

 Note 12 – Related Party Transactions (continued)

(4)	Grow Capital (cont’d)

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

During the six months ended December 31, 2020, the Company issued a total of 516,735 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $554,188.

During the six months ended December 31, 2020, the Company issued a total of 75,000 unregistered, restricted shares of Common Stock to related parties for cash proceeds of $75,000.

During the six months ended December 31, 2020, the Company issued a total of 500,000 unregistered, restricted common shares to certain third parties and related entities for cash consideration of $125,000.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 13 – Segment Reporting

The Company's operations are classified into four reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operational, and growth and technology development strategies.

Resort at Lake Selmac – under discontinued operation

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

	As of December 31,	As of June 30,
	2020	2020
Assets by segment
Bombshell Technologies and corporate	$1,176,158	$1,117,341
PERA	272,204	-
Appreciation	2,080,702	-
Assets held for sale	792,354	795,917
Total assets	$4,321,418	$1,913,258

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 13 – Segment Reporting

Three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019
Revenues by segment:
Bombshell Technologies and corporate (*)	$247,532	$723,026
PERA	1,414,979	-
Appreciation	7,253,652	-
Total revenue from continuing operations	$8,916,163	$723,026

Segment profit (loss)
Bombshell Technologies and corporate (*)	$141,582	$(383,175)
PERA	(64,263)	-
Appreciation	(871,406)	-
Total segment profit from continuing operations	$(794,087)	$(383,175)

Six months ended December 31, 2020 and 2019:

	Six Months Ended
	December 31,
	2020	2019
Revenues by segment:
Bombshell Technologies and corporate (*)	$630,203	$1,235,425
PERA	2,124,659	-
Appreciation	10,755,153	-
Total revenue from continuing operations	$13,510,015	$1,235,425

Segment profit (loss)
Bombshell Technologies and corporate (*)	$(913,536)	$(1,132,173)
PERA	(107,750)	-
Appreciation	(797,410)	-
Total segment profit from continuing operations	$(1,818,696)	$(1,132,173)

(*) Excludes discontinued operations related to assets held for sale

Note 14 – Commitments and Contingencies

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 14 – Commitments and Contingencies (continued)

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

Note 15 - Subsequent Events

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

On January 27, 2021 the Company entered into sale agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale is expected to close  on March 3, 2021.  See Note 5 above.

GROW CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Note 15 - Subsequent Events (continued)

On February 17, 2021 the Company issued 131,461 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On February 18, 2021 Appreciation Financial and National Life Distribution, LLC entered into a waiver of default agreement with respect to a Promissory Note (the “Note”) originating on November 2, 2018, with an original maturity date of, December 1, 2020.  Under the letter agreement the parties agreed to convert the terms of the Note effective at maturity to “Due on Demand”, with no specified term, provided payments at the originally agreed rate of $5,000 per week continue to be applied from Borrower’s weekly commission payments until the indebtedness is paid in full, or Appreciation elects to settle the Note in full.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements for the three and six months ended December 31, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission in our Form 10-K on October 13, 2020, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

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

On September 4, 2019 the Company entered into a listing agreement for the sale of the Resort at Lake Selmac site location (formerly Smoke on the Water) for an offering price of $850,000, with expected 6% sales commission. Such listing agreement was extended in December 2019 under the same terms and conditions, expiring in March 2020. Further, despite originally listing the Resort at Lake Selmac property for sale during September 2019 upon expiry of the listing agreement March 31, 2020, the Company determined to delay the sale, and to continue to operate the rebranded Resort at Lake Selmac as a family friendly RV resort facility in fiscal 2020. The Resort opened for operations in fiscal 2021 on July 1, 2020 subsequent to a delay resulting from the impact of Covid-19 and certain state mandated facility closures. On January 27, 2021 the Company entered into sale agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale is expected to close  on March 3, 2021.  As a result, the operations of the Resort at Lake Selmac have been reported as discontinued in the financial statements included herein.

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

With the acquisition of PERA LLC, and concurrent combination of the operations of Appreciation Financial, the Company expanded its operations into lead generation services and insurance brokerage.  PERA LLC provides public employee retirement services, serving as an appointment portal for agents to schedule qualified appointments with public employees seeking financial planning for retirement and other associated insurance coverage.  Appreciation Financial LLC has a network of member agents offering full-service retirement planning servicing public employees and their families providing policies from a series of insurance carriers that meet their retirement planning requirements.

On September 25, 2020 the Company and Encompass More Group Inc. (the “Borrower”) entered into an addendum to the July 22, 2019 Commercial Loan Agreement (the “Addendum”) in order to modify certain of the terms and conditions.  Under the Addendum, the Borrower shall enter into a new promissory note in the principal amount of $72,000, with any unpaid interest due and payable at June 30, 2020 to accrue and become due and payable on October 1, 2021.  Further under the terms of the promissory note the Borrower shall make twelve (12) installment payments of $6,000 commencing November 1, 2020, until the principal balance of the loan is repaid in full, at which time all accrued and unpaid interest shall come due and payable.  Interest on the promissory note shall continue to accrue at a rate of Five (5%) per annum.  Concurrent with the execution of the Addendum, the Borrower made a lump sum payment of $16,510 to reduce the principal of the original $100,000 loan to $72,000.  As at January 31, 2021 Encompass was current with the required installment payments and the principal balance of the loan totaled $54,000.

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

Operating Subsidiaries

Resort at Lake Selmac

While the Company entered into a listing agreement for the divestiture of this operating location during fiscal 2020, it was subsequently determined by management to continue to operate the property upon the expiration of the listing agreement on March 31, 2020.  As a result of the decline in real estate transactions in the United States as a result of the pandemic, the Company determined to review the sale of this property when appropriate at a future date.  Due to the COVID-19 pandemic, the scheduled opening date for the resort of April 1, 2020 was postponed. The resort was able to be reopened in July 2020 once the local State guidelines permitted a return to operations.  On January 27, 2021 the Company entered into sale agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale is expected to close on March 3, 2021.   As a result, the operations of the Resort at Lake Selmac have been reported as discontinued in the financial statements included herein.

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

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

The Company shifted its focus to the FinTech sector during fiscal 2020  and has acquired operating, revenue generating subsidiaries, Bombshell and PERA.  Further, in line with the shift in focus to FinTech, the Company divested WCS effective September 30, 2019   Operations at the Resort at Lake Selmac resumed  effective July 1, 2020, as the State of Oregon lifted restrictions on business closures, however, on January 27, 2021 the Company entered into an agreement for the sale of the Resort with an anticipated closing date of March 3, 2021.  As a result, the operations of the Resort at Lake Selmac have been moved to discontinued operations in the current reporting period for each of the three and six months ended December 31, 2020 and 2019. Financial results for the three and six months ended December 31, 2020 include the current operations of wholly owned subsidiaries, Bombshell and PERA, as well as Pera Administrators LLC, the operations of which are for the sole benefit of PERA LLC. In addition, the Company has combined the financial results of Appreciation Financial LLC and Appreciations Rewards LLC, deemed to be common control entities, for the period from August 19, 2020 to December 31, 2020, in order for the results of the Company’s operations and financial position to not be misleading.  All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Financial results for the  three and six  months ended December 31, 2019 are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

Three Months Ended December 31, 2020 compared to Three Months ended December 31, 2019
	Three Months Ended
	December 31,
	2020	2019

Revenue	$8,776,978	$54,884
Revenue, related parties	139,185	668,178
Total revenues	8,916,163	723,062

Cost of sales, nonrelated parties	6,190,411	263,266
Cost of sale, related parties	1,064,319	33,399
Total cost of sales	7,254,730	296,665

Gross profit	1,661,433	426,397

Operating expenses
General and administrative	1,213,551	570,235
General and administrative, related parties	726,192	62,943
Professional fees	471,311	176,360
Settlement	-	-
Depreciation, amortization and impairment	7,250	1,758
Total operating expenses	2,418,304	811,296

Loss from operations	(756,871)	(384,899)

Revenue and costs of revenue

During the three months ended December 31, 2020 we generated revenues of $8,916,163, of which $139,185 was derived from related party customers, compared to $723,062 in the comparative three months ended December 31, 2019, of which $668,178 was derived from related party customers. Costs of sales in the current three months totaled $7,254,730 of which $1,064,319 were costs of related party services, compared to $296,665 for the three months ended December 31, 2019 of which $33,399 were costs of related party services. Gross profit for the comparative three-month periods ended December 31, 2020 and 2019, respectively totaled $1,661,433 and $426,397. Reported revenues in the three months ended December 31, 2020 include operations of our wholly owned subsidiaries Bombshell as well as the revenues generated by PERA LLC (for the period from acquisition on August 19, 2020 through December 31, 2020).  In addition, December 31, 2020 revenue results include results from Appreciation Financial LLC and Appreciations Rewards LLC deemed to be common control entities, for the period from August 19, 2020 to December 31, 2020, in order for the results of the Company’s operations and financial position to not be misleading upon its acquisition of PERA LLC. Revenues for the comparative three month period ended December 31, 2019 were generated by Bombshell.

Operating expenses

Three months ended December 31, 2020 and 2019

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses from $811,296 during the three months ended December 31, 2019 to $2,418,304 during the three months ended December 31, 2020.  The increase in operating expenses is predominantly attributable to substantial increases in general and administrative expenses, including related party general and administrative expenses, and professional fees, as well as the impact of the additional expenses of subsidiary PERA LLC and the operating results of combined entities Appreciation Financial LLC and Appreciation Rewards.  Professional fees increased period over period from $176,360 to $471,311 as the Company undertook various corporate actions and acquired PERA LLC in the period, as well as operations in the normal course and certain legal fees related to ongoing litigation.  General and administrative fees also increased in the current three-month period ended December 31, 2020 from $570,235 (2019) to $1,213,551 in the three months ended December 31,  2020.  This was a direct result of increased operations period over period related to Bombshell, newly acquired PERA  LLC and the operations of combined entities Appreciation Financial LLC and Appreciation Rewards, including an increase to stock based compensation to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $92,719 for the three months ended December 31, 2019 compared to stock issuances for total consideration of $389,123in the current three months ended December 31, 2020. Further, general and administrative fees incurred from related parties also increased period over period from $62,943 in the three months ended December 31, 2019 to $726,192 in the three months ended December 31, 2020 predominantly from the combination of common control entities Appreciation Financial LLC and Appreciation Rewards.  Depreciation, amortization and impairment increased from $1,758 to $7,250 in the current three-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the three months ended December 31, 2020 reflect other expense of $37,216 in the current three months as a result of $39,783 in interest expense primarily from loans and line of credit from National life to Appreciation Financial LLC with no comparable expense in the prior comparative period.  Interest expenses are reduced in the three months ended December 31, 2020 by interest income of $2,567 compared to $1,724 for the three-month period ended December 31, 2019, as a result of a short term loan receivable from a third party.

Net losses from continuing operations in the three months ended December 31, 2020 and 2019 totaled $794,087 and $383,175, respectively.

Discontinued operations

The Company entered into an agreement for the sale of The Resort at Lake Selmac on January 27, 202, with an expected completion date of March 3, 2021.  As a result the operations of the Resort have been included in discontinued operations for the three months ended December 31, 2020 and 2019. During the three  months ended December 31, 2020 and 2019, the Company reported income from discontinued operations of $16,927 and $2,409, respectively.

Net losses

Net losses attributable to members of Appreciation LLC and Appreciation Rewards totaling $871,405 is included  in the three months ended December 31, 2020 net loss of  $777,160. Net losses in the three months ended December 31, 2019 was $380,766.

Six Months Ended December 31, 2020 compared to Three Months ended December 31, 2019

	Six Months Ended
	December 31,
	2020	2019

Revenue	$13,039,572	$112,123
Revenue, related parties	470,443	1,123,302
Total revenues	$13,510,015	$1,235,425

Cost of sales, nonrelated parties	9,409,969	423,824
Cost of sale, related parties	1,549,642	186,354
Total cost of sales	10,959,611	610,178

Gross profit	2,550,404	625,247

Operating expenses
General and administrative	1,804,892	1,115,918
General and administrative, related parties	1,023,272	110,442
Professional fees	932,959	528,852
Settlement	494,458	-
Depreciation, amortization and impairment	11,503	5,274
Total operating expenses	4,267,084	1,760,486

Loss from operations	(1,716,680)	(1,135,239)

Revenue and costs of revenue

During the six months ended December 31, 2020 we generated gross revenues of $13,510,015, of which $470,443 was derived from related party customers, compared to $1,235,425 in the comparative six months ended December 31, 2019, of which $1,123,302 was derived from related party customers. Costs of sales in the current six months totaled $10,959,611 of which $1,549,642 were costs of related party services, compared to $610,178 for the six months ended December 31, 2019 of which $186,354 were costs of related party services. Gross profit for the comparative six-month periods ended December 31, 2020 and 2019, respectively totaled $2,550,404 and $625,247. Reported revenues in the six months ended December 31, 2020 include operations of our wholly owned subsidiaries Bombshell, as well as the revenues generated by PERA LLC for the period from acquisition (August 19, 2020 through December 31, 2020).  In addition, December 31, 2020 revenue results include results from Appreciation Financial LLC and Appreciations Rewards LLC deemed to be common control entities, for the period from August 19, 2020 to December 31, 2020, upon our acquisition of PERA, LLC in order for the results of the Company’s operations and financial position to not be misleading. Revenues for the comparative six-month period ended December 31, 2019 were generated by Bombshell.

Operating expenses

Six months ended December 31, 2020 and 2019

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses from $1,760,486 during the six months ended December 31, 2019 to $4,267,084 during the six months ended December 31, 2020.  The increase in operating expenses is predominantly attributable to an increase in general and administrative expenses, including related party general and administrative expenses, and professional fees, as well as the impact of the additional expenses of subsidiary PERA LLC and the operating results of combined entities Appreciation Financial LLC and Appreciation Rewards.  Professional fees increased period over period from $528,852 to $932,959 as the Company undertook various corporate actions and acquired PERA LLC in the period, as well as operations in the normal course and certain legal fees related to ongoing legal matters.  General and administrative fees also increased in the current six-month period ended December 31, 2020 from $1,115,918 (2019) to $1,804,892 in the six months ended December 31,  2020.  This was a direct result of increased operations period over period related to Bombshell, newly acquired PERA  LLC and the operations of combined entities Appreciation Financial LLC and Appreciation Rewards, as well as stock based compensation to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $568,093 for the six months ended December 31, 2020 compared to stock issuances for total consideration of $1,005,107 in the  six months ended December 31, 2019, of which $623,698 has been recorded as prepaid expenses to be amortized over the period of service. Further, general and administrative fees incurred from related parties also increased period over period from $110,442 in the six months ended December 31, 2019 to $1,023,272 in the six months ended December 31, 2020 predominantly from the combination of common control entities Appreciation Financial LLC and Appreciation Rewards.  During the current six months ended December 31, 2020 the Company recorded $494,458 in respect to an accrual for a negotiated legal settlement, with no similar expense in the prior comparative six months ended December 31, 2019. Depreciation, amortization and impairment increased from $5,274 to $11,503 in the current six-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income/expenses recorded in the six months ended December 31, 2020 reflect other income of $4,193 in the current six months as a result of interest income related to a short term loan provided by the Company to a third party, as compared to $3,066 for six-month period ended December 31, 2019.  Interest expense of $106,209 in the six months ended December 31, 2020 is primarily from loans and a line of credit from National life to Appreciation Financial LLC, with no comparable expense in the prior six month period ended December 31, 2019.

Net losses from continuing operations in the six months ended December 31, 2020 and 2019 totaled $1,818,696 and $1,132,173, respectively.

Discontinued operations

The Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the sale and operations prior to the sale are included in discontinued operations. Further, the Company entered into an agreement for the sale of The Resort at Lake Selmac on January 27, 2021, with an expected completion date of March 3, 2021.  As a result the operations of the Resort have been included in discontinued operations for the three months ended December 31, 2020 and 2019. During the three  months ended December 31, 2020 and 2019, the Company reported income from discontinued operations of $40,200 and $502,514, respectively. The income from discontinued operations in the six months ended December 31, 2019 includes a gain of $492,439 from the sale of WCS.

Net losses

Net losses including net losses  attributable to members of Appreciation LLC and Appreciation Rewards totaling $797,410 in the six months ended December 31, 2020 was $981,086. Net losses in the six months ended December 31, 2019 was $629,659.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At December 31 , 2020	At June 30, 2020

Current Assets	$2,215,007	$1,510,814
Current Liabilities	3,517,994	1,627,639
Working Capital	$(1,302,987)	$(116,825)

As of December 31, 2020, the Company had total current assets of $2,215,007 and negative working capital of $1,302,987 compared to total current assets of $1,510,814 and negative working capital of $116,825 as of June 30, 2020. The decrease in our working capital was primarily a result of an increase to current accrued liabilities in relation to commissions payable by combined entity Appreciation Financial LLC and the accrual of certain anticipated legal settlement amounts.

During the six months ended December 31, 2020, the Company reported net cash used in operations of $859,010, primarily as a result of a net loss from continuing operations of $1,818,696.  The net loss from continuing operations was offset by stock-based compensation of $568,093, a loss on an expected legal settlement of $494,458, depreciation and amortization expenses of $11,503, amortization of right to use assets of $12,414 and impairment of other current assets of $6,900.  Further during the six months ended December 31, 2020 we increased our accounts receivable by $7,423, decreased our related party accounts receivable by $189,280, and decreased our related party accounts payable by $25,338 while increasing our accrued expenses by $149,254 and decreasing our accounts payable by $363,313.  Unearned revenue also increased in the current period to $36,920   In the six months ended December 31, 2019, net cash used in operating activities totaled $556,747 with a net loss from continuing operations of $1,132,173, offset by stock-based compensation of $1,005,107 and depreciation and amortization expenses of $5,274.  During the six months ended December 31, 2019 we increased our accounts receivable by $87,185 and our accounts receivable – related parties increased by $149,637, further our related party accounts payable increased by $91,953 while accounts payable decreased by $110,574.  Unearned revenue also decreased in the six months ended December 31, 2019 by $4,160 as did accrued expenses by $170,929.

Net cash used in investing activities in the six months ended December 31, 2019 was $61,299, as compared to net cash provided of $900,783 in the six months ended December 31, 2020.  Cash used from due from related party in the six months ended December 31, 2019 totaled $10,324 with no comparative balance in the current six months ended December 31, 2020. During the six months ended December 31, 2019 the Company loaned a third party $100,000 on a one-year promissory note and received cash from the acquisition of Bombshell of $43,975, whereas during the six months ended December 31, 2020 the Company recorded a reduction to the loan receivable of $16,510 and received cash from an acquisition and the combination of entities under common control of $884,273.

Net cash provided by financing activities was $413,845 in the six months ended December 31, 2020 as compared to $236,879 in 2019. During the current six-month period ended December 31, 2020, the Company closed private placements for total proceeds of $337,000, compared to total proceeds of $250,000 from private placements during the comparable period ended December 31, 2019.  Cash from financing activities in the six months ended December 31, 2019 was offset by a repayment to a related party of $13,121 as compared to proceeds received from a related party in the current six-month period ended December 31, 2020 in the amounts of $91,562.  During the current six months ended December 31, 2020 the Company repaid debt of $14,717 with respect to certain loan obligations of combined entity Appreciation Financial LLC with no comparable transaction in the comparative six-month period.

Net cash provided by discontinued activities totaled $6,104 in the six months ended December 31, 2019, as compared to $39,043 in the current six months ended December 31, 2020.

Going Concern

During the six month periods ended December 31, 2020 and 2019, the Company reported a net loss of $1,778,496 and $629,659 respectively. The Company had a working capital deficit of $1,302,987 with approximately $741,422 of cash on hand as of December 31, 2020.  Cash used in operations totaled $859,010 during the six months ended December 31, 2020. The Company continues to work actively to increase its customer/client base and increase gross profit in Bombshell Technologies and PERA LLC, in order to achieve net profitability by the close of fiscal 2021.  For any operational shortfalls, the Company intends to rely on sales of our unregistered common stock, loans and advances until such time as we achieve profitable operations.  In addition, the current presentation is based on the fact that the Company is currently in negotiations to acquire Appreciation Financial LLC and its related entities.  Should that not occur, its possible that the Company will no longer combine its results with those of Appreciation Financial LLC and its related entities. If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of December 31, 2020, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

On February 17, 2021 the Company issued 131,461 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

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

GROW CAPITAL, INC.

Date: February 22, 2021	By: /s/ Terry Kennedy
Name: Terry Kennedy
Terry Kennedy Chief Executive Officer, and President (Principal Executive Officer)