Form 10-Q
period 2021-03-31
GROW CAPITAL, INC.
filed 2021-05-24
CIK 1448558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

26,069,583 shares of common stock outstanding as of May 21, 2021
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

ii

GROW CAPITAL INC.

iii

ITEM 1.  FINANCIAL STATEMENTS

GROW CAPITAL, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
	March 31,	June 30,
ASSETS	2021	2020
CURRENT ASSETS:	(Unaudited)	*
Cash	$1,097,443	246,761
Accounts receivable, net of allowance	91,274	61,294
Accounts receivable, related parties	20,418	249,057
Prepaid expenses and other current assets	234,288	69,275
Promissory note receivable	54,000	88,510
Assets held for sale	-	795,917
Total current assets	1,497,423	1,510,814

Property, plant and equipment, net	149,215	58,982
Intangible assets	200	200
Right to use assets	1,824,573	335,645
Deposits	29,833	7,617
TOTAL ASSETS	$3,501,244	1,913,258

LIABILITIES AND STOCKHOLDERS' AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,439,290	647,820
Accounts payable, related parties	319,298	140,463
Advances from related parties	305,000	105,000
Unearned revenue	47,267	25,240
Deferred income tax liability	31,800	31,800
Lease liability, current portion	275,958	45,957
Current portion of debt	436,901	-
Liability held for sale	-	619,791
Other current liabilities	195,716	11,568
Total current liabilities	3,051,230	1,627,639

Lease liability	1,587,551	293,664
Debt, net of current portion	4,796,784	-
Unearned revenue, net of current portion	3,317,927	-
Other liability	370,000	-
TOTAL LIABILITIES	13,123,492	1,921,303

Commitments and contingencies	-	-

STOCKHOLDERS' AND MEMBERS’ DEFICIT
Preferred stock, $0.001 par value, 50,000,000 shares authorized as at March 31, 2021 and June 30, 2020, none issued and outstanding	$-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 24,915,979 and 13,097,310 issued, issuable and outstanding at March 31, 2021 and June 30, 2020 respectively.	24,916	13,097
Treasury stock	(235,600)	-
Additional paid-in capital	51,307,593	50,066,944
Accumulated deficit	(51,630,889)	(50,088,086)
Total Grow Capital Inc. stockholders' deficit	(533,980)	(8,045)
Members’ deficit	(9,088,268)	-
Total stockholders' and members’ deficit	(9,622,248)	(8,045)
TOTAL LIABILITIES AND STOCKHOLDERS' AND MEMBERS’ DEFICIT	$3,501,244	1,913,258

 *derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

GROW CAPITAL, INC.

AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenue	$8,056,391	$30,707	$21,095,963	$142,830
Revenue, related parties	15,085	534,607	485,528	1,657,909
Total revenues	8,071,476	565,314	21,581,491	1,800,739

Cost of sales, nonrelated parties	5,759,095	290,285	15,169,064	714,109
Cost of sale, related parties	938,655	-	2,488,297	186,354
Total cost of sales	6,697,750	290,285	17,657,361	900,463

Gross profit	1,373,726	275,029	3,924,130	900,276

Operating expenses
General and administrative	1,293,133	596,234	3,098,025	1,712,152
General and administrative, related parties	574,571	56,819	1,597,843	167,261
Professional fees	499,384	215,042	1,432,343	743,894
Settlement	-	-	494,458	-
Depreciation, amortization and impairment	(868)	1,758	10,635	7,032
Total operating expenses	2,366,220	869,853	6,633,304	2,630,339

Loss from operations	(992,494)	(594,824)	(2,709,174)	(1,730,063)

Other income (expense):
Interest expense	(68,226)	-	(174,435)	-
Interest income	2,392	1,657	6,585	4,723
Other income	250,772		250,772	-
Total other income (expense), net	184,938	1,657	82,922	4,723

Income (loss) from continuing operations	(807,556)	(593,167)	(2,626,252)	(1,725,340)
Income (loss) from discontinued operations	(34,956)	(20,212)	5,244	482,302
Net loss	(842,512)	(613,379)	(2,621,008)	(1,243,038)

Net Income (loss) attributable to Members of Appreciation Financial	(280,795)	-	(1,078,205)	-
Net loss attributable to Grow Capital Inc.	$(561,717)	$(613,379)	$(1,542,803)	$(1,243,038)

Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.05)	$(0.12)	$(0.15)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)	$0.00	$0.04
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.12)	$(0.11)

Basic and diluted weighted average common shares outstanding	24,827,777	12,426,638	21,752,359	11,369,005

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

GROW CAPITAL, INC. AND SUBSIDIARIES

Condensed Consolidated and Combined Statements of Changes in Stockholders and Members Equity (Deficit)

(Unaudited)

	Preferred Shares		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Grow Capital Inc. Shareholders	Appreciation Financial Members	Total Shareholders and Members
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit	Deficit	Deficit
Balance, June 30, 2020	-	$-	13,097,310	$13,097	$	$50,066,944	$(50,088,086)	$(8,045)	$-	$(8,045)
Shares issued to acquire related party business	-	-	9,358,185	9,358	(200,600)	(209,413)	-	(400,655)	(8,010,063)	(8,410,718)
Private placements	-	-	75,000	75	(35,000)	74,925	-	40,000	-	40,000
Shares issued to Officers, Directors and employees for compensation	-	-	145,495	146	-	164,919	-	165,065	-	165,065
Conversion of accounts payable into stock	-	-	17,104	17	-	23,091	-	23,108	-	23,108
Loss for the period	-	-	-	-	-		(1,075,331)	(1,075,331)	73,995	(1,001,336)
Balance, September 30, 2020	-	$-	22,693,094	$22,693	$(235,600)	$50,120,466	$(51,163,417)	$(1,255,858)	$(7,936,068)	(9,191,926)
Private placements			1,500,000	1,500		373,500		375,000		375,000
Shares issued to Officers, Directors and employees for compensation			371,239	371		388,752		389,123		389,123
Conversion of accounts payable into stock			20,797	21		20,776		20,797		20,797
Loss for the period							94,245	94,245	(871,405)	(777,160)
Balance, December 31, 2020	-	$-	24,585,130	$24,585	$(235,600)	$50,903,494	$(51,069,172)	$(376,693)	$(8,807,473)	(9,184,166)
Shares issued to Officers, Directors and employees for compensation			316,179	316		382,842		383,158		383,158
Conversion of accounts payable into stock			14,670	15		21,257		21,272		21,272
Loss for the period							(561,717)	(561,717)	(280,795)	(842,512)
Balance, March 31, 2021	-	$-	24,915,979	$24,916	$(235,600)	$51,307,593	$(51,630,889)	$(533,980)	$(9,088,268)	(9,622,248)

		Preferred Shares		Common Stock	Additional Paid-in	Accumulated	Total Shareholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2019	-	$-	7,037,241	$7,037	$49,766,676	$(47,741,333)	$2,032,380
Shares issued under business combination	-	-	5,533,773	5,534	75,633	-	81,167
Private placements	-	-	13,889	14	49,986	-	50,000
Shares issued to Officers, Directors and employees	-	-	22,548	23	90,251	-	90,274
Conversion of accounts payable into stock	-	-	7,350	7	20,277	-	20,284
Shares retired under sale of subsidiary	-	-	(454,694)	(455)	(908,934)	-	(909,389)
Loss for the period	-	-	-	-	-	(248,893)	(248,893)
Balance, September 30, 2019	-	$-	12,160,107	$12,160	$49,093,889	$(47,990,226)	$1,115,823
Private placements			50,000	50	49,950		50,000
Shares issued to Officers, Directors and employees			53,720	53	92,666		92,719
Conversion of accounts payable into stock			39,859	40	66,063		66,103
Loss for the period						(380,766)	(380,766)
Balance, December 31, 2019	-	$-	12,303,686	$12,303	$49,302,568	$(48,370,992)	$943,879
Private placements			100,000	100	99,900		100,000
Shares issued to Officers, Directors and employees			82,535	83	107,806		107,889
Conversion of accounts payable into stock			17,242	17	28,259		28,276
Loss for the period						(613,379)	(613,379)
Balance, March 31, 2020	-	$-	12,503,463	$12,503	$49,538,533	$(48,984,371)	$566,665

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,621,008)	$(1,243,038)
(Gain) from discontinued operations	(5,244)	(482,302)
Net loss from continuing operations:	(2,626,252)	(1,725,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment expense	10,635	7,032
Fixed assets disposal to employee as compensation	5,566	-
Stock based compensation	957,523	1,508,278
Loss on debt settlement	494,458	-
Impair of other current asset	6,900	-
Amortization on ROU	16,419	2,377
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23,093	(7,139)
Accounts receivable	66,334	(81,381)
Accounts receivable, related parties	228,639	(192,495)
Accounts payable and accrued liabilities	(23,392)	(159,734)
Account payable, related parties	(22,418)	45,452
Unearned revenue	7,561	(6,240)
Other current liabilities	(2,258)	-
Net cash (used in) in operating activities	(857,192)	(609,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	147,663	-
Cash received from business combination	884,273	43,975
Promissory note receivable	34,510	(94,950)
Due from related party	-	16,854
Net cash (used in) provided by investing activities	1,066,446	(34,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment debt	(42,636)	-
Proceeds (repayment) from related party	200,000	(13,121)
Proceeds from private placement	450,000	350,000
Net cash provided by financing activities	607,364	336,879

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	40,115	(11,735)
Investing activities	-	(2,030)
Financing activities	(6,051)	(6,856)
Net cash (used) provided by discontinued activities	34,064	(20,621)

Net increase (decrease) in cash	850,682	(327,053)
Cash at beginning of year	246,761	483,430
Cash at the end of the period	$1,097,443	$156,377

GROW CAPITAL, INC.

AND SUBSIDIARIES

(Formerly Grow Condos, Inc.)

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest, discontinued	$26,131	$26,917
Cash paid for income taxes	$-	$-
Cash paid for operating lease	209,883	$18,732

Non-cash Investing and Financing Activities:
Stock issued for settlement of accounts payable	$45,000	$91,433
Stock returned from sale of WCS	$-	$909,389
Assets acquire, net of liabilities, Bombshell	$-	$81,167
Assets acquire, net of liabilities, PERA combined with Appreciation	$8,336,381	$-
Accounts payable reclassify to other current liability due to litigation	$61,948	$-

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

Our wholly owned subsidiary Bombshell Technologies, Inc. (“Bombshell”), was formed as Bombshell Technologies, LLC on November 5, 2018 and converted into a  C corporation on June 24, 2019.  We acquired Bombshell on July 23, 2019.  Bombshell is a full-service design and software development company focused on developing and selling software to financial services firms and advisors and is the first acquisition as part of our strategic shift into the financial technology (“FinTech”) sector and related sectors.

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

In connection with its name change, the Company adopted a business plan focused on shifting the Company’s strategy away from rental activities focused in the cannabis industry and into the FinTech sector and related sectors. In connection with this strategy, the Company hired a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and appointed a new chairman of the Company’s board of directors (the “Board”), all of whom have significant experience in the FinTech sector.  The Company intends to acquire FinTech companies, such as Bombshell, with a clear niche and strong leadership and use its experience and understanding of the FinTech sector and access to the public markets to help its acquisitions grow.  The Company is currently in the process of identifying and pursuing suitable acquisitions.  In connection with the shift in the Company’s strategy away from rental activities focused in the cannabis industry, the Company sold WCS on September 30, 2019 and its operations up to the date of sale were included as Assets and Liabilities’ Held for Sale. (Note 5). While the Company actively marketed the Resort at Lake Selmac during the first and second quarters of fiscal 2020, given the current market conditions, the Company let the listing agreement expire on March 31, 2020 and we decided to continue operating the business until such time as a viable exit strategy for the resort is identified.  On January 27, 2021 the Company entered into an agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale was closed on March 3, 2021.  As a result, the operations of the Selmac Property are included in discontinued operations as of March 31, 2021.  (See Note 5).

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

Going Concern

During the nine month periods ended March 31, 2021 and 2020, the Company reported a net loss of $2,621,008 and $1,243,038, respectively. The Company had a working capital deficit of $1,553,807, with approximately $1,097,000 of cash on hand as of March 31, 2021.  Cash used in operations totaled $857,192 during the nine months ended March 31, 2021. The Company continues to work actively to increase its customer/client base and increase gross profit in Bombshell Technologies and PERA LLC, in order to achieve net profitability by the close of fiscal 2021.  For any operational shortfalls, the Company intends to rely on sales of our unregistered common stock, loans and advances until such time as we achieve profitable operations.  In addition, the current presentation is based on the fact that the Company is currently in negotiations to acquire Appreciation Financial LLC and its related entities.  Should that not occur, its possible that the Company will no longer combine its results with those of Appreciation Financial LLC and its related entities. If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBEMARCH 31, 2021

Note 1 – Organization and Description of Business (continued)

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segments, Bombshell and PERA LLC have not experienced a decline in sales as a result of the impact of COVID-19, and in fact, have increased sales due to the increase in demand for virtual appointments which can be serviced by PERA LCC as a part of their core operational mandate. In addition, the Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property, now included in discontinued operations, were delayed until July 2020 when the government permitted the resort to reopen, however since that time the resort had continued to receive regular bookings and had returned to normal operating parameters up until its sale on March 3, 2021.  As a result, Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 2 – Summary of Significant Accounting Policies (continued)

Reported operations in the three and nine months ended March 31, 2021 include operation of our wholly owned subsidiary Bombshell, with the operational results of The Resort at Lake Selmac reflected as discontinued operations as a result of a recent entry into a sales agreement closed on March 3, 2021.  In addition, results reported include the results of operations by PERA LLC and its common control entities for the period from acquisition (August 19, 2020 through March 31, 2021).  March 31, 2021 operating results also include the combined results of both Appreciation Financial LLC Appreciations Rewards LLC for the period from August 19, 2020 to March 31, 2021. Results for the comparative three and nine month periods ended March 31, 2020 include Grow Capital and Bombshell with the results of  the Resort at Lake Selmac included as discontinued operations.

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

Concentrations

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and June 30, 2020, the Company had $122,222 and $0 in excess of the FDIC insured limit, respectively.

Concentration Risk - Revenues

For the three and nine months ended March 31, 2021, one customer accounted for 55% and 55% of combined and consolidated gross revenue, 55% and 56% of combined and consolidated revenue from non-related parties and 68% and 68% of revenue recorded by Appreciation Financial LLC.  The contribution of revenue to the three and nine month operating period ended March 31, 2021 was derived from operations of Appreciation Financial LLC for the period between August 19, 2020 and March 31, 2021.

Concentration of Financing Risk

Appreciation Financial is dependent upon on its largest customer for financing of its operations.  That customer has provided commission advances of approximately $3.3 million and loans of approximately $4.75 million as of March 31, 2021.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time the accounts receivable are beyond the contractual payment terms, previous loss history, and the customer’s current ability to pay its obligation. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a charge to the allowance to reduce the customer’s related accounts. At March 31, 2021 the allowance for doubtful accounts totaled approximately $100,150 (June 30, 2020 - $35,350.).

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

There were no potential dilutive shares outstanding as of March 31, 2021 and June 30, 2020.

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s consolidated financial statements and the accompanying notes.  These reclassifications had no effect on net income for the prior periods.  In addition, we have included the results of operations and financial position of the Resort at Lake Selmac for all periods presented in discontinued operations and assets and liabilities held for sale, respectively.  The Company accepted an offer to sell the Resort at Lake Selmac effective January 27, 2021, and the transaction was closed on March 3, 2021.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 3 – Prepaid expenses

Prepaid expenses at March 31, 2021 and June 30, 2020 consist of the following:

	March 31, 2021	June 30, 2020

Professional fees	$103,106	$50,000
Other expenses	6,807	13,204
Total	$109,913	$63,204

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

 Note 5 – Discontinued Operations

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

On September 30, 2019, the Company entered into a membership interest purchase agreement with the Zallen Trust pursuant to which the Company sold all of the Company’s membership interests in WCS for an aggregate purchase price of $782,450. The Zallen Trust paid the purchase price by transferring to the Company 434,694 shares of the Company’s Common Stock, valued at $2.00 per share. The Purchase Agreement also provided that Mr. Zallen transfer to the Company an additional 20,000 shares of Common Stock to settle $36,000 in back rent owed at the time of the sale. The Company retired all of the shares received as a result of the transaction.  In connection with the sale of WCS, the Company and Mr. Zallen entered into a separation and release of claims agreement pursuant to which the Company and Mr. Zallen provided a mutual release of claims against the other party and such party’s affiliates, including all claims related to Mr. Zallen’s service as an officer, employee, and director of the Company. The release of claims by Mr. Zallen resulted in the forgiveness of salary accruals of approximately $367,000 for services provided up to June 30, 2018. The Company reversed related payroll taxes of approximately $61,000 and included the amount in the gain on sale.  The shares issued in the Exchange are subject to certain registration rights with no liquidated damages for failure to complete registration by a specific date. After payment of all closing costs, the Company recorded a gain on sale of approximately $553,000. (See detail below)

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

 Note 5 – Discontinued Operations (continued)

Resort at Lake Selmac (formerly Smoke on the Water)

On January 27, 2021 the Company entered into sale agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. There are no commissions payable on the sale, and the sale closed  on March 3, 2021.

Discontinued Operation:

(a)	The Results of the Discounted Operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net revenues	$25,844	$-	$148,381	$140,912
Operating expenses
Cost of revenue	1,190	2,463	16,852	38,716
General and administrative	21,500	8,036	66,111	73,780
Depreciation, amortization and impairment	1,004	776	2,968	11,636
Total operating expenses	23,694	11,275	85,931	124,132
Income (Loss) from operations	2,150	(11,275)	62,450	16,780
Gain (loss) on sale	(31,075)	-	(31,075)	492,439
Interest expense	(6,031)	(8,937)	(26,131)	(26,917)
Income (loss) from discontinued operations	$(34,956)	$(20,212)	$5,244	$482,302

(b)	Assets and liabilities disposed of are as follows:

	March 3, 2021	June 30,2020

Assets:
Lease receivable	$5,903	$5,903
Prepaid expenses	-	5,521
Property, plant and equipment, net	781,382	783,993
Other assets	4,435	500
Total Assets	$791,720	$795,917

Liabilities:
Accrued liabilities	$22,725	$23,483
Debt	590,257	596,308
Total Liabilities	612,982	619,791
Net Assets	$178,738	$176,126

Consideration:
Proceeds from sale of property	$147,663	$-
Purchaser return 9,093,888 shares of common stock, FMV at $0.10	-	909,389
Payment on certain items during closing	-	(2,030)
Total consideration	147,663	907,359

Gain (loss) on sale of Resort on Selmac and WCS	$(31,075)	$492,439

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 5 – Discontinued Operations (continued)

	March 31, 2021	June 30, 2020
Note payable, Resort at Lake Selmac	$-	$596,308

Under the Sale Agreement above, at closing, escrow calculated the balance owed on this note payable, having a start date of March 6, 2017, an original principal amount of $625,000 and with the remaining balance on the installment note to be credited to the Purchase Price as closed on March 3, 2021.

Note 6 – Property and Equipment, Net

Property and improvements consisted of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Automobiles	216,637	-
Leaseholder improvement	156,653	67,644
Furniture, Fixtures and Equipment	107,601	8,947
	480,891	76,591
Less: accumulated depreciation	(331,676)	(17,609)
	$149,215	$58,982

Depreciation expense amounted to $(868) and $1,758, for the three months ended March 31, 2021 and 2020, respectively.

Depreciation expense amounted to $10,635 and $7,032, for the nine months ended March 31, 2021 and 2020, respectively.

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

On September 25, 2020 the Company and Encompass More Group Inc. (the “Borrower”) entered into an addendum to the July 22, 2019 Commercial Loan Agreement (the “Addendum”) in order to modify certain of the terms and conditions.  Under the Addendum, the Borrower shall enter into a new promissory note in the principal amount of $72,000, with any unpaid interest due and payable at June 30, 2020 to accrue and become due and payable on October 1, 2021.  Further under the terms of the promissory note the Borrower shall make twelve (12) installment payments of $6,000 commencing November 1, 2020, until the principal balance of the loan is repaid in full, at which time all accrued and unpaid interest shall come due and payable.  Interest on the promissory note shall continue to accrue at a rate of Five (5%) per annum.  Concurrent with the execution of the Addendum, the Borrower made a lump sum payment of $16,510 to reduce the principal of the original $100,000 loan to $72,000.   The borrower resumed principal payments after year end.  The balance of the note at March 31, 2021 was $54,000. The Company believes the note to be fully collectible as of March 31, 2021.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 8 – Accounts Payable and Accrued Liabilities

Accrued liabilities at March 31, 2021 and June 30, 2020 consist of the following:

	March 31, 2021	June 30, 2020
Accounts payable	$626,009	$496,574
Accrued salaries and wages	48,888	23,748
Accrued commission fees	586,501	-
Accrued professional fees	145,000	126,173
Others	32,892	1,325
	$1,439,290	$647,820

Note 9 - Debts and Other Noncurrent Liabilities

(1)	Paycheck Protection Program and SBA

Paycheck Protection Program (“PPP loan”)	$332,837
EIDL loan	149,900
Total	$482,737

On May 1, 2020, Appreciation and PERA, respectively, entered into promissory notes with the US Small Business Administration (SBA) for funding in the cumulative amount of $332,837 (December 31, 2020 - $325,772) with an interest rate of 1% per annum under the payroll protection program (PPP).   In March 2021, the principal amount of $250,772 under Appreciation was forgiven, and further provided $257,837 under PPP. The Company recorded $250,772 as other income. Principal and interest payments are deferred during the first six (6) months of the term of this Note (the “Deferral Period”). Interest will continue to accrue on the outstanding principal balance during the Deferral Period.  After proceeds of this Note have been expended by Borrower, but not sooner than eight weeks after the date of initial disbursement on this Note, Borrower may submit to Lender a request for forgiveness of the Loan. Borrower must submit all documentation required by Lender to verify number of full-time equivalent employees and pay rates, as well as the payments on eligible mortgage, lease, and utility obligations, certifying that the documents are true and that Borrower used the forgiveness amount to keep employees and make eligible mortgage interest, rent, and utility payments. Lender will notify Borrower within 60 days whether all or part of the requested forgiveness of the Loan has been approved.  If the entire principal balance of this Note and accrued interest is not forgiven before the end of the Deferral Period, then the principal balance together with and all accrued and unpaid interest outstanding on the Amortization Commencement Date shall be paid in eighteen (18) monthly payments, commencing in the month immediately following the amortization commencement date.

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

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 9 - Debts and Other Noncurrent Liabilities (continued)

(3)	Loans from National Life Group

Appreciation had certain loan agreements with National Life Distribution, LLC (“NLD”) as below:

March 31,
2021

Revolving line of credit loan up to $5M dated December 21, 2018 with maturity date on December 20, 2023: Interest rate at 6% per annum, increasing to 11% per annum in default.  The line of credit is secured by a personal guarantee of our CEO and Board Member.  In addition, the line of credit has a conversion feature that allows the lender at any time prior to maturity to convert the line of credit into membership interest of Appreciation, LLC at the rate of 100 divided by the principal and unpaid interest converted multiplied by four (4) times the prior calendar year EBITDA of Appreciation, LLC.  The line of credit also contains certain cross default provisions with respect to the November 2, 2018 note below.

$4,389,047

Promissory note dated November 2, 2018

- Maturity date of November 30, 2020.  Interest rate of 5% per annum, with a default rate of 10% per annum, weekly minimum principal and interest payments required of $5,000, which are offset against commissions and revenues owed under their respective sales and commission agreements, secured by a first priority lien on a compensation owed under the respective sales and commission agreements, of which there was approximately $74,000 outstanding as of December 31, 2020. On February 18, 2021 the Company and NLD entered into a wavier of default and letter agreement revising the terms of the Note effective at maturity to “Due on Demand”, with no specified term, provided payments at the originally agreed rate of $5,000 per week continue to be applied from Borrower’s weekly commission payments until the indebtedness is paid in full, or Appreciation elects to settle the Note in full.

361,901
Total	$4,750,948

For all our debt, future maturities over the remaining term of the debt are as follows:

2021	$361,901
2022	482,737
2023	4,389,047
Subtotal	5,233,685
Less: current portion	(436,901)
Long-term portion of debt	$4,796,784

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINTE MONTHS ENDED MARCH 31, 2021

Note 10 – Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices. Our leases have original lease periods expiring between 2021 and 2028.

Future minimum lease payments in respect of the above under non-cancellable leases as of March 31, 2021 as presented in accordance with ASC 842 were as follows:

2021	368,366
2022	376,496
2023	295,240
2024	288,050
2025	245,903
Remaining periods	762,394
Total future minimum lease payments	2,336,449
Less: imputed interest	(472,940)
Total	1,863,509
Current portion of operating lease	275,958
Long term portion of operating lease	$1,587,551

Note 11 – Capital Stock

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

Common Stock

On August 19, 2020, the Company issued a total of 9,358,185 unregistered, restricted shares of Common Stock to acquire PERA LLC. (See Note 4).

Share issuances during the nine months ended March 31,2021:

During the nine months ended March 31, 2021, the Company issued a total of 832,913 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $937,346.

During the nine months ended March 31, 2021, the Company issued 52,571 fully vested shares of unregistered, restricted Common Shares to settle certain liabilities.  The Company valued those issuances at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of grant and recorded a $45,000 liability settlement and stock-based compensation of $20,177 on the statement of operations.

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 11 - Capital Stock (continued)

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

Options

There were no unvested options outstanding during the years ended March 31, 2021 and June 30, 2020. Options outstanding had intrinsic value as of June 30, 2020 and 2019 of $nil. In the year ended June 30, 2016 the Company issued an option with no term attached, and effective June 30, 2020, in accordance with the terms of the 2015 Equity Incentive Plan, the Company terminated 25,000 unexercised, vested options.

Note 12 – Related Party Transactions

(1)	Bombshell Technologies, Inc.

Revenue

The following table summarizes the revenue from the Company’s related parties.  Revenues below reflect the transactions between Bombshell, PERA and Appreciation to the time of acquisition, consolidation and combination effective August 20, 2020, thereafter intercorporate sales are eliminated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Appreciation Financial LLC (1)(2)	$-	$195,065	$101,217	$586,154
Public Employee Retirement Assistance (PERA) (1)(2)	-	47,261	74,856	187,189
Superior Performers Inc. (1)	-	180,916	240,106	649,829
Others	15,085	111,365	69,349	234,737
Grand Total	$15,085	$534,607	$485,528	$1,657,909

(1)

The Company had a significant concentration of revenue from these three related party customers totaling 0% and 86% in the three and nine months ended March 31, 2021 and, 79% and 86% of gross related party revenues during the three and nine months ended March 31, 2020, respectively. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

(2)

The amounts included in this table are for periods prior to the entity being consolidated/combined. The amounts in the periods shown from August 20, 2020 and forward include intercompany eliminations due to consolidation.

The following table summarizes the accounts receivable from the Company’s related parties:

	March 31, 2021	June 30, 2020
Appreciation Financial LLC (1)	$-	$140,289
Public Employee Retirement Assistance (PERA) (1)	-	49,737
Superior Performers Inc. (1)	4,701	58,061
Others	15,717	970
Grand Total	$20,418	$249,057

(1)

The Company had a significant concentration of accounts receivable from these three customers totaling 99% as at June 30, 2020. Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

Appreciation and PERA balances are eliminated as of March 31, 2021.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 12 – Related Party Transactions (continued)

(1)	Bombshell Technologies, Inc. (cont’d)

Costs of Goods and Commissions Fees

The following table summarizes the Costs of Sales – related parties:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Trendsic Corporation Inc. (1)(2)	$-	$-	$-	$178,799
Ambiguous Holdings LLC (1)(2)	-	-	-	7,555
Others	1,800	-	1,800	-
Total	$1,800	$-	$1,800	$186,354

(1)

The Company had a significant concentration of total costs of goods sold from these two related party vendors totaling 0% and 100% of related party costs of goods sold in the three and nine months ended March 31, 2020, respectively.

(2)	Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes expense related to commission fees included as General and administrative – related parties:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Zeake, LLC (1)	$47,237	$56,819	$156,679	$167,260

(1) Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

The following table summarizes accounts payable to the Company’s related parties:

	March 31, 2021	June 30, 2020
Trendsic Corporation Inc. (1)	$-	$61,948
Zeake, LLC (1)	118,045	78,515
Grand Total	$118,045	$140,463

(1) Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

(2)	PERA LLC

The following table summarizes the Costs of Sales – related parties:

	Three months ended March 31, 2021	For the period August 20, 2020 to March 31, 2021
PERA Wizards, LLC (1)	$591,142	$1,514,984
Wingbrook Partners, LLC (1)	321,396	894,385
Total	$912,538	$2,409,367

(1) Related entities are controlled by over 5% shareholders of the Company and/or officer/directors of the Company.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 12 – Related Party Transactions (continued)

(2)	PERA LLC (cont’d)

The following table summarizes expense related to commission fees paid to related parties and included as General and administrative – related parties:

	Three months ended March 31, 2021	For the period August 20, 2020 to March 31, 2021
Management fee	$55,519	$147,250
Commission fee	75,070	201,872
Total	$130,589	$349,122

(3)	Appreciation Financial LLC

The following table summarizes the Costs of Sales – related parties:

	Three months ended March 31, 2021	For the period August 20, 2020 to March 31, 2021
Member of Appreciation	$24,315	$77,128

The following table summarizes expense related to compensation included as General and administrative – related parties:

	Three months ended March 31,2021	For the period August 20, 2020 to March 31, 2021
Member of Appreciation	$376,745	$1,072,042

Upon combination of Appreciation, the Company assumed accounts payable as below:

March 31, 2021
Member of Appreciation	$201,252

(4)	Grow Capital

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

FOR THE NINE MONTHS ENDED MARCH 31,2021

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

During the nine months ended March 31, 2021, the Company issued a total of 832,913 unregistered, restricted Common Shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued those issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of grant and recorded stock-based compensation of $937,346.

During the nine months ended March 31, 2021, the Company made a cash payment of $20,000 to Carl Sanko, a director and the Secretary of the Company in respect to services provided to one of the Company’s subsidiaries.

During the nine months ended March 31, 2021, the Company issued a total of 75,000 unregistered, restricted shares of Common Stock to related parties for cash proceeds of $75,000.

During the nine months ended March 31, 2021, the Company issued a total of 500,000 unregistered, restricted common shares to certain third parties and related entities for cash consideration of $125,000.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

	As of March 31,	As of June 30,
	2021	2020
Assets by segment
Bombshell Technologies and corporate	$999,879	$1,117,341
PERA	392,331	-
Appreciation	2,109,034	-
Assets held for sale	-	795,917
Total assets	$3,501,244	$1,913,258

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 13 – Segment Reporting  (continued)

Three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Revenues by segment:
Bombshell Technologies and corporate (*)	$161,309	$565,314
PERA	1,395,747	-
Appreciation	6,514,420	-
Total revenue from continuing operations	$8,071,476	$565,314

Segment profit (loss)
Bombshell Technologies and corporate (*)	$(578,150)	$(594,824)
PERA	51,389	-
Appreciation	(280,795)	-
Total segment profit from continuing operations	$(807,556)	$(594,824)

Nine months ended March 31, 2021 and 2020:

	Nine Months Ended
	March 31,
	2021	2020
Revenues by segment:
Bombshell Technologies and corporate (*)	$791,512	$1,800,739
PERA	3,520,406	-
Appreciation	17,269,573	-
Total revenue from continuing operations	$21,581,491	$1,800,739

Segment profit (loss)
Bombshell Technologies and corporate (*)	$(1,491,687)	$(1,725,340)
PERA	(56,360)	-
Appreciation	(1,078,205)	-
Total segment profit from continuing operations	$(2,626,252)	$(1,725,340)

(*) Excludes discontinued operations related to assets held for sale

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

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

Note 15 - Subsequent Events

On April 1, 2021,  the Company made cash payment of $20,000 to Carl Sanko, a director and the Secretary of the Company in respect to services provided to one of the Company’s subsidiaries.

On April 1, 2021 the Company entered into an agreement with its CEO, Terry Kennedy to extend the terms of his executive compensation contract for services provided through December 31, 2021 whereby Mr. Kennedy will receive a flat fee of 50,000 unregistered, restricted shares on each of April 1, 2021, July 1, 2021 and October 1, 2021.

On April 1, 2021 the Company entered into an executive compensation agreement with its CFO Trevor Hall whereunder each month beginning April 1, 2021 the Company shall pay Mr Hall a fixed fee of $5,000 per month at the discretion of the Company in cash or unregistered restricted common shares at a discount of 20% to the market price valued based on the average 3 lowest closing market prices over the 10 days immediately preceding the end of the month in which the fee is due.

On April 7, 2021 the Company issued 107,257 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

GROW CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2021

Note 15 - Subsequent Events (continued)

On April 19, 2021 the Company entered into a Consulting Agreement with OTC PR Group Inc. (the “Consultant”). Under the Agreement, the Consultant will provide consulting services related to marketing to new investors. The company will pay the Consultant $4,000 per month for 3 months and issue shares equivalent to $12,000 in exchange for the Consultant’s services. On May 14, 2021, the Company issued a total of 3,174  unregistered, restricted common shares to two third parties in respect of the first tranche of shares payable under the aforementioned agreement.  The Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On May 14,  2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, concurrent with approving an extension to his executive compensation contract, as compensation for the three-month period commencing January 1, 2021. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On May 14, 2021 the Company issued a total of 600,000 unregistered, restricted common shares to related entities for cash consideration of $150,000 under the terms of two share purchase agreements.

On May 15, 2021, the Company entered into Fee Agreements (collectively, the “Fee Agreements”) with each of (i) Jonathan Bonnette, CTO and (ii) Carl Sanko, a director and the Secretary of the Company.  Under the Fee Agreements, on May 15, 2021, each of Mr. Bonnette, and Mr. Sanko were issued unregistered, restricted shares of Common Stock for services provided to the Company. Pursuant to the Fee Agreements:

(i)Mr. Bonnette received a fixed fee of $320,000 for his service as Chief Executive Officer of the Company and for outside business management and consulting services of which 1/3, or $106,667 is immediately payable by way of the issuance of unregistered, restricted shares of Common Stock and deemed to cover the three-month period from May 15, 2021to August 15, 2021. The balance of Mr. Bonnette’s compensation of $213,333 will vest monthly but be paid in shares of Common Stock quarterly in installments of $71,111 within 10 days following each of the three-month periods ending of November 15, 2021, February 15, 2022, and May 15, 2022.

(ii)Mr. Sanko received a fixed fee of $270,000 for his services as Secretary of the Company and for outside business management and consulting services, of which 1/3 or $90,000 was immediately payable by way of an upfront payment of unregistered, restricted shares of Common Stock deemed to cover the three-month period from May 15, 2021 to August 15, 2021; The balance of Mr. Sanko’s compensation of $180,000 will vest monthly but be paid in shares of Common Stock in quarterly in installments of $60,000 within 10 days following each of the three-month periods ending of November 15, 2021, February 15, 2022, and May 15, 2022.

On May 20, 2021, the Company issued a total of 53,406 unregistered restricted common shares to a director as part of his board compensation package for services provided during the period January 1 through June 30, 2021.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On May 20, 2020 the Company issued an aggregate of 191,327 unregistered, restricted shares of the Company’s common stock to two of the Company’s officers as part of their executive compensation packages for the period up to an including May 15, 2021. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On May 20, 2020 the Company issued an aggregate of 226,758 unregistered, restricted shares of the Company’s common stock to two of the Company’s officers concurrent with approving extensions to their executive compensation contracts for payments for the period from May 1, 2021 to August 15, 2021. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated and combined financial statements for the three and nine months ended December 31, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission in our Form 10-K on October 13, 2020, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Grow Capital, Inc.

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

Operating Subsidiaries

Resort at Lake Selmac

On January 27, 2021 the Company entered into an agreement with a Buyer for the sale of the Resort at Lake Selmac site location for an offering price of $740,000. The transaction closed on March 3, 2021 and there were no commissions payable.  As a result, the operations of the Resort at Lake Selmac are reported as discontinued in the financial statements included herein.

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

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

The Company shifted its focus to the FinTech sector during fiscal 2020 and has acquired operating, revenue generating subsidiaries, Bombshell and PERA.  Further, in line with the shift in focus to FinTech, the Company divested WCS effective September 30, 2019  and the Resort at Lake Selman on March 3, 2021, and the operations for both of the aforementioned subsidiaries have been included in discontinued operations in the current reporting period for each of the three and nine months ended March 31, 2021 and 2020. Financial results for the three and nine months ended March 31, 2021 include the current operations of wholly owned subsidiaries, Bombshell and PERA, as well as Pera Administrators LLC, the operations of which are for the sole benefit of PERA LLC. In addition, the Company has combined the financial results of Appreciation Financial LLC and Appreciations Rewards LLC, deemed to be common control entities, for the period from August 19, 2020 to March 31, 2021, in order for the results of the Company’s operations and financial position to not be misleading.  All material intercompany accounts, transactions, and profits have been eliminated in consolidation. Financial results for the  three and nine months ended March 31, 2020 are “combined” with respect to the operations of Bombshell Technologies, Inc. under the requirements of ASC 850-50-45, which results impact the statements of profit and loss and statements of cash flows to include operations of Bombshell Technologies Inc. as though it had been acquired on inception.

Three Months Ended March 31, 2021 compared to Three Months ended March 31, 2020

	Three Months Ended
	March 31,
	2021	2020

Revenue	$8,056,391	$30,707
Revenue, related parties	15,085	534,607
Total revenues	8,071,476	565,314

Cost of sales, nonrelated parties	5,759,095	290,285
Cost of sale, related parties	938,655	-
Total cost of sales	6,697,750	290,285

Gross profit	1,373,726	275,029

Operating expenses
General and administrative	1,293,133	596,234
General and administrative, related parties	574,571	56,819
Professional fees	499,384	215,042
Settlement	-	-
Depreciation, amortization and impairment	(868)	1,758
Total operating expenses	2,366,220	869,853

Loss from operations	(992,494)	(594,824)

Revenue and costs of revenue

During the three months ended March 31, 2021 we generated revenues of $8,071,476, of which $15,085 was derived from related party customers, compared to $565,314 in the comparative three months ended March 31, 2020, of which $534,607 was derived from related party customers. Costs of sales in the current three months totaled $6,697,750 of which $938,655 were costs of related party services, compared to $290,285 for the three months ended March 31, 2020 of which $Nil were costs of related party services. Gross profit for the comparative three-month periods ended March 31, 2021 and 2019, respectively totaled $1,373,726 and $275,029. Reported revenues in the three months ended March 31, 2021 include operations of our wholly owned subsidiaries Bombshell as well as the revenues generated by PERA LLC (for the period from acquisition on August 19, 2020 through March 31, 2021).  In addition, March 31, 2021 revenue results include results from Appreciation Financial LLC and Appreciations Rewards LLC deemed to be common control entities, for the period from August 19, 2020 to March 31, 2021, in order for the results of the Company’s operations and financial position to not be misleading upon its acquisition of PERA LLC. Revenues for the comparative three month period ended March 31, 2020 were generated by Bombshell.

Operating expenses

Three months ended March 31, 2021 and 2020

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses from $869,853 during the three months ended March 31, 2020 to $2,366,220 during the three months ended March 31, 2021.  The increase in operating expenses is predominantly attributable to substantial increases in general and administrative expenses, including related party general and administrative expenses, and professional fees, as well as the impact of the additional expenses of subsidiary PERA LLC and the operating results of combined entities Appreciation Financial LLC and Appreciation Rewards.  Professional fees increased period over period from $215,042 to $499,384 as the Company undertook various corporate actions and acquired PERA LLC in the period, substantially increasing audit and accounting fees, as well as operations in the normal course and certain legal fees related to ongoing litigation.  General and administrative fees also increased in the current three-month period ended March 31, 2021 from $596,234 (2020) to $1,293,133 in the three months ended March 31, 2021.  This was a direct result of increased operations period over period related to Bombshell, newly acquired PERA  LLC and the operations of combined entities Appreciation Financial LLC and Appreciation Rewards. General and administrative expenses reported include stock based compensation to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $503,171 for the three months ended March 31, 2020 compared to stock issuances for total consideration of $383,158 in the current three months ended March 31, 2021. Further, general and administrative fees incurred from related parties also increased period over period from $56,819 in the three months ended March 31, 2020 to $574,571 in the three months ended March 31, 2021 predominantly from the combination of common control entities Appreciation Financial LLC and Appreciation Rewards.  Depreciation, amortization and impairment decreased from $1,758 to a credit of $868 in the current three-month period, directly as a result of the divestiture of a vehicle by common control entity Appreciation Financial, the depreciation for which incurred prior was reversed in the current period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Income (Expenses)

Other income of $184,938 recorded in the three months ended March 31, 2021 includes interest expense of $68,226 primarily from loans and a line of credit from National life to Appreciation Financial LLC with no comparable expense in the prior comparative period.  Interest expenses are reduced in the three months ended March 31, 2021 by interest income of $2,392 related to a short term loan receivable from a third party, and other income of $250,772 as a result of the forgiveness of PPP loans received by common control entity Appreciation Financial in the period.  Other income reported of $1,657 for the three-month period ended March 31, 2020 reflects interest income related to a short term loan receivable from a third party.

Net losses from continuing operations in the three months ended March 31, 2021 and 2020 totaled $807,556 and $593,167, respectively.

Discontinued operations

The Company entered into an agreement for the sale of The Resort at Lake Selmac on January 27, 2021which closed on March 3, 2021.  As a result the operations of the Resort have been included in discontinued operations for the three months ended March 31, 2021 and 2020. During the three  months ended March 31, 2021 and 2020, the Company reported a loss from discontinued operations of $34,956 and $20,212, respectively.

Net losses

Net losses attributable to members of Appreciation LLC and Appreciation Rewards totaling $280,795 are included  in the three months ended March 31, 2021 net loss reported of  $842,512. Net losses in the three months ended March 31, 2020 were $613,379.

Nine Months Ended March 31, 2021 compared to Nine Months ended March 31, 2020

	Nine Months Ended
	March 31,
	2021	2020

Revenue	$21,095,963	$142,830
Revenue, related parties	485,528	1,657,909
Total revenues	21,581,491	1,800,739

Cost of sales, nonrelated parties	15,169,064	714,109
Cost of sale, related parties	2,488,297	186,354
Total cost of sales	17,657,361	900,463

Gross profit	3,924,130	900,276

Operating expenses
General and administrative	3,098,025	1,712,152
General and administrative, related parties	1,597,843	167,261
Professional fees	1,432,343	743,894
Settlement	494,458	-
Depreciation, amortization and impairment	10,635	7,032
Total operating expenses	6,633,304	2,630,339

Loss from operations	(2,709,174)	(1,730,063)

Revenue and costs of revenue

During the nine months ended March 31, 2021 we generated gross revenues of $21,581,491, of which $485,528 was derived from related party customers, compared to $1,800,739 in the comparative nine months ended March 31, 2020, of which $1,657,909 was derived from related party customers. Costs of sales in the current nine months totaled $17,657,361 of which $2,488,297 were costs of related party services, compared to $900,463 for the nine months ended March 31, 2020 of which $186,354 were costs of related party services. Gross profit for the comparative nine-month periods ended March 31, 2021 and 2020, respectively totaled $3,924,130 and $900,276. Reported revenues in the nine months ended March 31, 2021 include operations of our wholly owned subsidiaries Bombshell, as well as the revenues generated by PERA LLC for the period from acquisition (August 19, 2020 through March 31, 2021).  In addition, March 31, 2021 revenue results include results from Appreciation Financial LLC and Appreciations Rewards LLC deemed to be common control entities, for the period from August 19, 2020 to March 31, 2021, upon our acquisition of PERA, LLC in order for the results of the Company’s operations and financial position to not be misleading. Revenues for the comparative nine-month period ended March 31, 2020 were generated by Bombshell.

Operating expenses

Nine months ended March 31, 2021 and 2020

Our general and administrative expenses consist of rent, telephone, internet services, banking charges, salaries, consulting fees and miscellaneous office costs.

The Company experienced an increase in operating expenses from $2,630,339 during the nine months ended March 31, 2020 to $6,633,304 during the nine months ended March 31, 2021.  The increase in operating expenses is predominantly attributable to an increase in general and administrative expenses, including related party general and administrative expenses, and professional fees, as well as the impact of the additional expenses of subsidiary PERA LLC and the operating results of combined entities Appreciation Financial LLC and Appreciation Rewards.  Professional fees increased period over period from $743,894 to $1,432,343 as the Company undertook various corporate actions and acquired PERA LLC in the period, experienced substantially increased costs for accounting and audit, including an increase in professional fees related to operations in the normal course and certain legal fees related to ongoing legal matters.  General and administrative fees also increased in the current nine-month period ended March 31, 2021 from $1,712,152 (2020) to $3,098,025 in the nine months ended March 31,  2020.  This was a direct result of increased operations period over period related to Bombshell, newly acquired PERA LLC and the operations of combined entities Appreciation Financial LLC and Appreciation Rewards. General and administrative expenses also include compensation to certain board members, employees and consultants for services rendered at rates below market, the total combined value of which was $957,523 for the nine months ended March 31, 2021 compared to stock issuances for total consideration of $1,508,278 in the  nine months ended March 31, 2020, of which $241,271 was recorded as prepaid expenses to be amortized over the period of service. Further, general and administrative fees incurred from related parties also increased period over period from $167,261 in the nine months ended March 31, 2020 to $1,597,843 in the nine months ended March 31, 2021 predominantly from the combination of common control entities Appreciation Financial LLC and Appreciation Rewards.  During the current nine months ended March 31, 2021 the Company recorded $494,458 in respect to an accrual for a negotiated legal settlement, with no similar expense in the prior comparative nine months ended March 31, 2020. Depreciation, amortization and impairment increased from $7,032 to $10,635 in the current nine-month period.

We expect operating expenses to increase in future periods as we continue to expand our holdings seeking additional areas of operation to further enhance our existing revenue base.

Other Expenses

Other income of $82,922 recorded in the nine months ended March 31, 2021 includes interest expense of $174,435 primarily from loans and a line of credit from National life to Appreciation Financial LLC with no comparable expense in the prior comparative period.  Interest expenses are reduced in the nine months ended March 31, 2021 by interest income of $6,585 related to a short term loan receivable from a third party, and other income of $250,772 as a result of the forgiveness of PPP loans received by common control entity Appreciation Financial in the period.  Other income reported of $4,723 for the nine-month period ended March 31, 2020 reflects interest income related to a short term loan receivable from a third party.

Net losses from continuing operations in the nine months ended March 31, 2021 and 2019 totaled $2,626,252 and $1,725,340, respectively.

Discontinued operations

The Company sold wholly owned subsidiary WCS effective September 30, 2019. The effect of the sale and operations prior to the sale are included in discontinued operations. Further, the Company sold The Resort at Lake Selmac on March 3, 2021, and as a result the operations of the Resort have also been included in discontinued operations for the nine months ended March 31, 2021 and 2020. During the nine months ended March 31, 2021 and 2020, the Company reported income from discontinued operations of $5,244  and $482,302, respectively. The income from discontinued operations in the nine months ended March 31, 2020 includes a gain of $492,439 from the sale of WCS. The Company recorded a loss from the sale of the Resort at Lake Selmac of $31,075.

Net losses

Net losses including net losses  attributable to members of Appreciation LLC and Appreciation Rewards totaling $1,078,205 in the nine months ended March 31, 2021 was $2,621,008. Net losses in the nine months ended March 31, 2020 was $1,243,038.

Liquidity and Financial Condition

Liquidity and Capital Resources

	At March 31, 2021	At June 30, 2020

Current Assets	$1,497,423	$1,510,814
Current Liabilities	3,051,230	1,627,639
Working Capital	$(1,553,807)	$(116,825)

As of March 31, 2021, the Company had total current assets of $1,497,423 and negative working capital of $1,553,807 compared to total current assets of $1,510,814 and negative working capital of $116,825 as of June 30, 2020. The decrease in our working capital was primarily a result of an increase to current accrued liabilities in relation to commissions payable by combined entity Appreciation Financial LLC and the accrual of certain anticipated legal settlement amounts.

During the nine months ended March 31, 2021, the Company reported net cash used in operations of $857,192, primarily as a result of a net loss from continuing operations of $2,626,252.  The net loss from continuing operations was offset by stock-based compensation of $957,523, a loss on an expected legal settlement of $494,458, depreciation and amortization expenses of $10,635, the disposal of fixed assets to an employee as compensation of $5,566, amortization of right to use assets of $16,419 and impairment of other current assets of $6,900.  Further during the nine months ended March 31, 2021 we decreased our accounts receivable by $66,334, decreased our related party accounts receivable by $228,639, decreased our prepaid expenses by $23,093, decreased our accounts payable by $23,392 and decreased our related party accounts payable by $22,418 while increasing our unearned revenue by $7,561.  In the nine months ended March 31, 2020, net cash used in operating activities totaled $609,190 with a net loss from continuing operations of $1,725,340, offset by stock-based compensation of $,508,278, amortization of rights to use assets of $2,377 and depreciation and amortization expenses of $7,032.  During the nine months ended March 31, 2020 we increased our prepaid expenses by $7,139, our accounts receivable by $81,381, and our accounts receivable – related parties increased by $192,497.  We reduced accounts payable by $159,734 and unearned revenue by $6,240.   Accounts payable related parties increased by $45,452.

Net cash used in investing activities in the nine months ended March 31, 2020 was $34,121, as compared to net cash provided of $1,066,446 in the nine months ended March 31, 2021.  Cash provided by due from related party in the nine months ended March 31, 2020 totaled $16,854 with no comparative balance in the current nine months ended March 31, 2021. During the nine months ended March 31, 2020 the Company received cash from the acquisition of Bombshell of $43,975, whereas during the nine months ended March 31, 2021 the Company received cash from an acquisition and the combination of entities under common control of $884,273. Cash used in promissory notes receivable as a result of a loan to a third party totaled $94,950 in the nine months ended March 31, 2020 as compared to repayments of promissory note receivable of $34,510 in the current nine months ended March 31, 2021. During the nine months ended March 31, 2021, the Company received cash from the sale of the Resort at Lake Selmac of $147,663 with no similar transaction in the prior comparative period.

Net cash provided by financing activities was $607,364 in the nine months ended March 31, 2021 as compared to $336,879 in 2020. During the current nine-month period ended March 31, 2021, the Company closed private placements for total proceeds of $450,000, compared to total proceeds of $350,000 from private placements during the comparable period ended March 31, 2020.  Cash from financing activities in the nine months ended March 31, 2020 was offset by a repayment to a related party of $13,121 as compared to proceeds received from a related party in the current nine-month period ended March 31, 2021 in the amount of $200,000.  During the current nine months ended March 31, 2021 the Company repaid debt of $42,636 with respect to certain loan obligations of combined entity Appreciation Financial LLC with no comparable transactions in the comparative nine-month period.

Net cash used by discontinued activities totaled $20,621 in the nine months ended March 31, 2020, as compared to net cash provided by discontinued operations of $34,064 in the current nine months ended March 31, 2021.

Going Concern

During the nine month periods ended March 31, 2021 and 2020, the Company reported a net loss of $2,621,008 and $1,243,038, respectively. The Company had a working capital deficit of $1,553,807, with approximately $1,097,000 of cash on hand as of March 31, 2021.  Cash used in operations totaled $857,192 during the nine months ended March 31, 2021. The Company continues to work actively to increase its customer/client base and increase gross profit in Bombshell Technologies and PERA LLC, in order to achieve net profitability by the close of fiscal 2021.  For any operational shortfalls, the Company intends to rely on sales of our unregistered common stock, loans and advances until such time as we achieve profitable operations.  In addition, the current presentation is based on the fact that the Company is currently in negotiations to acquire Appreciation Financial LLC and its related entities.  Should that not occur, its possible that the Company will no longer combine its results with those of Appreciation Financial LLC and its related entities. If the Company fails to generate positive cash flow or obtain additional financing, when required and on acceptable terms, the Company may have to modify, delay, or abandon some or all of its business and expansion plans, and potentially cease operations altogether. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Covid-19 Pandemic

The recent COVID-19 pandemic could have an adverse impact on our ongoing operations. To date the Company’s primary operating segments, Bombshell and PERA LLC have not experienced a decline in sales as a result of the impact of COVID-19, and in fact, have increased sales due to the increase in demand for virtual appointments which can be serviced by PERA LCC as a part of their core operational mandate. In addition, the Company’s operations in the FinTech sector are carried out with a limited amount of person to person contact and we do not expect an impact on these operations as a result of COVID 19, however, the full effect of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Operations of the Company’s Resort at Lake Selmac property, now included in discontinued operations, were delayed until July 2020 when the government permitted the resort to reopen, however since that time the resort had continued to receive regular bookings and had returned to normal operating parameters up until its sale on March 3, 2021.  As a result, Management does not expect the delay in opening the resort for the 2020-2021 season to substantially impact profitable operations for this business in the long term. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. While significant uncertainty remains, the Company does not believe the COVID-19 outbreak will have a negative impact on its ability to raise additional financing, conclude the acquisition of targeted business operations or reach profitable operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective, for the reasons discussed below, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, while we identified a material weakness in our system of internal control over financial reporting as of March 31, 2021, we believe that we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with GAAP. We are committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting.

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

On February 28, 2021, the Company issued a total of 14,670 unregistered, restricted common shares to a third party to settle certain liabilities.  The Company valued the issuance at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On April 7, 2021 the Company issued 107,257 unregistered, restricted common shares to officers and directors as part of their respective executive and/or board compensation package.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On April 19, 2021 the Company entered into a Consulting Agreement with OTC PR Group Inc. (the “Consultant”). Under the Agreement, the Consultant will provide consulting services related to marketing to new investors. The company will pay the Consultant $4,000 per month for 3 months and issue shares equivalent to $12,000 in exchange for the Consultant’s services. On May 14, 2021, the Company issued a total of 3,174  unregistered, restricted common shares to two third parties in respect of the first tranche of shares payable under the aforementioned agreement.  The Company valued the issuance at the closing price of the Company’s stock as traded on the

OTCMarket on the date of the board resolution approving the issuance of the shares.

On May 14,  2020 the Company issued 50,000 unregistered, restricted shares of the Company’s common stock to the Company’s CEO, Terry Kennedy, concurrent with approving an extension to his executive compensation contract, as compensation for the three-month period commencing January 1, 2021. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On May 14, 2021 the Company issued a total of 600,000 unregistered, restricted common shares to related entities for cash consideration of $150,000 under the terms of two share purchase agreements.

On May 20, 2021, the Company issued a total of 53,406 unregistered restricted common shares to a director as part of his board compensation package for services provided during the period January 1 through June 30, 2021.  The Company valued the issuances at the closing price of the Company’s stock as traded on the OTCMarket on the date of the board resolution approving the issuance of the shares.

On May 20, 2020 the Company issued an aggregate of 191,327 unregistered, restricted shares of the Company’s common stock to two of the Company’s officers as part of their executive compensation packages for the period up to an including May 15, 2021. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

On May 20, 2020 the Company issued an aggregate of 226,758 unregistered, restricted shares of the Company’s common stock to two of the Company’s officers concurrent with approving extensions to their executive compensation contracts for payments for the period from May 1, 2021 to August 15, 2021. The shares were valued at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of the board resolution approving the issuance of the shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On April 1, 2021 the Company entered into an agreement with its CEO, Terry Kennedy to extend the terms of his executive compensation contract for services provided through December 31, 2021 whereby Mr. Kennedy will receive a flat fee of 50,000 unregistered, restricted shares on each of April 1, 2021, July 1, 2021 and October 1, 2021.

On April 1, 2021 the Company entered into an executive compensation agreement with its CFO Trevor Hall whereunder each month beginning April 1, 2021 the Company shall pay Mr Hall a fixed fee of $5,000 per month at the discretion of the Company in cash or unregistered restricted common shares at a discount of 20% to the market price valued based on the average 3 lowest closing market prices over the 10 days immediately preceding the end of the month in which the fee is due.

On May 15, 2021, the Company entered into Fee Agreements (collectively, the “Fee Agreements”) with each of (i) Jonathan Bonnette, CTO and (ii) Carl Sanko, a director and the Secretary of the Company.  Under the Fee Agreements, on May 15, 2021, each of Mr. Bonnette, and Mr. Sanko were issued unregistered, restricted shares of Common Stock for services provided to the Company. Pursuant to the Fee Agreements:

(i)Mr. Bonnette received a fixed fee of $320,000 for his service as Chief Executive Officer of the Company and for outside business management and consulting services of which 1/3, or $106,667 is immediately payable by way of the issuance of unregistered, restricted shares of Common Stock and deemed to cover the three-month period from May 15, 2021to August 15, 2021. The balance of Mr. Bonnette’s compensation of $213,333 will vest monthly but be paid in shares of Common Stock quarterly in installments of $71,111 within 10 days following each of the three-month periods ending of November 15, 2021, February 15, 2022, and May 15, 2022.

(ii)Mr. Sanko received a fixed fee of $270,000 for his services as Secretary of the Company and for outside business management and consulting services, of which 1/3 or $90,000 was immediately payable by way of an upfront payment of unregistered, restricted shares of Common Stock deemed to cover the three-month period from May 15, 2021 to August 15, 2021; The balance of Mr. Sanko’s compensation of $180,000 will vest monthly but be paid in shares of Common Stock in quarterly in installments of $60,000 within 10 days following each of the three-month periods ending of November 15, 2021, February 15, 2022, and May 15, 2022.

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

GROW CAPITAL, INC.

Date: May 24, 2021	By: /s/ Terry Kennedy
Name: Terry Kennedy
Terry Kennedy Chief Executive Officer, and President (Principal Executive Officer)